Form 10-Q/A
period 1995-03-31
COSMO COMMUNICATIONS CORP
filed 1995-07-13
CIK 718096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
		       WASHINGTON, D.C. 20549

			     FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended   March 31, 1995

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	Commission File Number         0-11968

COSMO COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

	   FLORIDA                              59-2268005
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)

16501 N.W. 16th Court, Miami, Florida  33169
(Address of principal executive offices)

Registrant's telephone number including area code: (305) 621-4227

Not applicable
Former name, former address, and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) and has been subject to such filing requirements for the past 90 days.
Yes     X       No

2,863,000 shares of the issuer's Common Stock were outstanding as of the latest practicable date March 31, 1995.







INDEX


Registrant's Representations..........................  3
Condensed Financial Statements:
Condensed Consolidated Balance Sheets
March 31, 1995 and December 31, 1994...............     4-5

Condensed Consolidated Statements of Operations
for the three months ended March 31,
1995 and 1994......................................     6

Condensed Consolidated Statements of Cash Flows for
the three months ended March 31, 1995..............     7

Notes to Condensed Consolidated
Financial Statements...............................     8

Management's Discussion and Analysis of
Financial Condition and Results of Operations.......... 9-11

Signature.............................................. 12



















PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

The registrant represents that the Consolidated Financial Statements furnished herein have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years and that such Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Cosmo Communications Corporation and its subsidiaries (the "Company"), as of March 31, 1995 and the results of its operations and its cash flows for the three months then ended.




































	     COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
		  CONDENSED CONSOLIDATED BALANCE SHEETS
				 ASSETS

				(Unaudited)

					 March 31,          December 31,
					   1995                 1994

CURRENT ASSETS
  Cash and cash equivalents             $ 620,590            $ 936,000

Receivables-
  Trade, less allowance for doubtful
     accounts of $ 57,000 at December
      31, 1994 and $ 60,000 at March
      31, 1995                          3,849,314            3,291,000

Inventories                             3,026,310            3,246,000

Other                                     103,723              120,000


  Total current assets                  7,599,936            7,593,000


PROPERTY AND EQUIPMENT, at cost         3,417,912            3,234,000

  Less - Accumulated depreciation      (1,847,593)          (1,663,000)


PROPERTY AND EQUIPMENT, net             1,570,319            1,571,000

OTHER ASSETS                              752,680              763,000


TOTAL                                 $ 9,922,935         $  9,927,000



See notes to condensed consolidated financial statements.





	      COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
		    CONDENSED CONSOLIDATED BALANCE SHEETS
		    LIABILITIES AND STOCKHOLDERS' EQUITY

				(Unaudited)

					  March 31,          December 31,
					    1995                 1994
CURRENT LIABILITIES
  Accounts payable and accrued expenses  $ 2,015,688         $ 2,312,000
  Credit facilities                        5,486,952           5,308,000
  Due to principal stockholder               202,319             202,000
  Other                                      264,039             185,000

    Total current liabilities              7,968,998           8,007,000

LONG-TERM DEBT                               479,745             487,000

  Total liabilities                        8,448,743           8,494,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Convertible cumulative preferred stock,
  $.01 par value; 30,000 shares authorized,
   none issued.
Preferred stock, $.01 par value; 9,970,000
  shares authorized, none issued.
Common stock, $.05 par value,
  4,000,000 shares authorized,
  2,640,000 and 2,633,000 shares issued and
  outstanding at March 31, 1995
  and December 31, 1994, respectively.       131,000             131,000

Additional paid-in capital                25,409,000          25,406,000

Accumulated deficit                      (22,327,809)        (22,366,000)

Cumulative translation adjustment         (1,737,999)         (1,738,000)

TOTAL STOCKHOLDERS' EQUITY                 1,474,192           1,433,000


TOTAL                                  $   9,922,935        $  9,927,000


See notes to condensed consolidated financial statements.



	      COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
	       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	     FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

			       (Unaudited)

				       March 31,              March 31,
					 1995                   1994

SALES                                $  3,995,054           $  3,027,611

COST OF SALES                           3,016,679              2,224,213

Gross Margin                              978,374                803,398


SELLING EXPENSES                          371,574                426,933

GENERAL AND ADMINISTRATIVE EXPENSES       438,043                557,146

  Income / (loss) from operations         168,758               (180,681)

OTHER INCOME / (EXPENSE):

  Interest expense                       (160,370)               (60,966)

  Interest income                          30,359                 39,188

  Other, net                                 (553)                17,732

Total other expense, net                 (130,564)                (4,046)


  Net income / (loss)            $         38,194            $  (184,727)


INCOME / (LOSS) PER SHARE                    0.01                  (0.06)


SHARES OUTSTANDING (AVERAGE):           2,866,000              2,856,000

 See notes to condensed consolidated financial statements.



COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

For the three Months Ended March 31, 1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                           $    38,000
Adjustments to reconcile net income to net
cash used by operating activities:
Depreciation & Amortization                              201,000
  Issuance of 7,000 shares of common stock to
    certain employees                                      3,000
  Increase in accounts receivable, net                  <558,000>
  Decrease in inventories, prepaid expenses
    and other assets                                     230,000
  Decrease in accounts payable,
    accrued expenses and other current liabilities      <217,000>

	Net cash used by operating activities           <303,000>
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property & equipment                       <184,000>

	Net Cash used by investing activities           <184,000>
CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in credit facilities and long-term
  debt repayments                                        172,000

	Net cash provided by financing activities        172,000

	Decrease in cash and cash equivalents           <315,000>
Cash and cash equivalents at the beginning of the period 936,000
Cash and cash equivalents at the end of the period       621,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest                 160,000

See notes to condensed consolidated financial statements.


COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 1995 and 1994

(Unaudited)



1.  SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies followed by quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's report on Form 10K for the fiscal year ended December 31, 1994.
2.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory at March 31, 1995 and December 31, 1994 consisted primarily of finished goods.
3.  INCOME /(LOSS)PER SHARE:

Income (loss) per common share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding for each period. As of March 31, 1995 and December 31, 1994, common equivalent shares include the dilutive effect of stock options using the treasury stock method.

















Item 2. Management's Discussion and Analysis of Financial
		Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the period included in the accompanying condensed consolidated financial statements. LIQUIDITY AND CAPITAL RESOURCES
Working capital was approximately ($369,000) at March 31, 1995, an improvement of approximately $45,000 from December 31, 1994. The ratio of current assets to current liabilities at March 31, 1995 was .95 to 1. The Company has met its working capital requirements for the three months ended March 31, 1995 primarily from internally generated funds.
During 1992, the Company obtained a credit facility from a financial institution in the amount of $1,200,000. The line is collateralized by $300,000 in interest-bearing deposits and is guaranteed by certain stockholders of the Company. Interest is charged on outstanding borrowings at prime(approximately 8.5% at December 31, 1994) plus 2.5%. As of March 31, 1995 and December 31, 1994, outstanding borrowings under this line amounted to $700,000 and $840,000, respectively.
In 1993 the Company obtained an additional line of credit facility from a financial institution in the amount of $750,000. During 1994, this line of credit facility was increased to $1,500,000 expiring on June 30, 1995. This line of credit provides for borrowings of up to $1,350,000 for the refinancing of bankers acceptances and up to $1,500,000, less the amount utilized for the refinancing of bankers acceptances, for the issuance of letters of credit. The credit facility is secured by a secondary interest in all assets of the Company. Interest is charged on outstanding borrowings at prime plus 2%. As of March 31, 1995 and December 31, 1994, borrowings outstanding under this credit facility amounted to $837,160 and $357,000, respectively. The Company also utilizes a revolving credit facility with Congress Financial Corporation providing for borrowings up to $7,500,000 and expiring on December 31, 1996. Maximum borrowings are tied by formula to eligible accounts receivable and inventories. Interest is charged on outstanding borrowings at prime plus 2.5%. This credit facility is secured by all assets of the Company, including a second mortgage on the Company's headquarters in the United States. As of March 31, 1995 and December 31, 1994, borrowings outstanding under this credit facility amounted to $3,345,855 and $3,617,000, respectively. This credit facility contains certain restrictive covenants. The most restrictive covenants relate to minimum net worth and working capital requirements. The working capital covenant has not been met; however, the lender has waived the working capital requirement through December 31, 1995. The Company is not expected to meet this covenant during 1995. Management anticipates that this credit facility may be renegotiated in 1995. This credit facility is classified as a current liability. The Company utilizes an overseas overdraft and trade financing credit facility. Interest is charged on borrowings at the local prime rate (approximately 9% at December 31, 1994) plus 1%. The facility is secured by short-term bank deposits of approximately $574,000. At March 31, 1995 and December 31, 1994, total borrowings under the facility amounted to approximately $602,000 and $494,000, respectively.
The Company believes that based on current and anticipated business conditions for 1995, its working capital and existing credit facilities together with its limited capital base, and the continuing commitment by its principal shareholder to provide certain additional limited financing at his discretion, will be adequate to meet its working capital requirements during 1995. FINANCIAL AND MANAGEMENT PLANS
The Company's stockholders' equity at March 31, 1995 and December 31, 1994 was $1,474,192 and $1,433,000, respectively. During
1991, 1992 and 1993 the Company implemented certain steps to eliminate its continuing losses. These steps included the reduction of overhead, including significant reductions of personnel and the elimination of unprofitable products. As a result of these steps, the company has achieved profits for fiscal 1993 and 1994.
Management of the Company believes that its current working capital, its limited stockholders equity, a commitment by the principal stockholder to advance certain funds at his discretion and its existing credit facilities should be sufficient to finance the Company during its 1995 fiscal year. However, if the economy and the retail environment in the United States and Canada do not continue to recover in 1995 or if the Company fails to maintain adequate financing for its operations, the Company will find it difficult to continue operating.
Management recognizes that it cannot predict with accuracy whether the Company will be able to maintain profitability for the remainder of 1995. The steps that the Company has implemented will continue throughout 1995. The Company currently anticipates at the present time a profit in 1995, however this estimate may change.
SALES
Sales for the first quarter of 1995 increased by $967,443, an increase of 32% compared to the corresponding period in 1994. Sales increased primarily due to additional product placement at major retailers in the United States, Canada and expansion in the Latin American market.
COST OF SALES AND GROSS MARGIN
Gross margin as percentage of sales decreased by approximately 2% in the first quarter of 1995 as compared to the same period in 1994.
SELLING,  GENERAL AND ADMINISTRATIVE  EXPENSES
Operating expenses for the first quarter of 1995 decreased $174,462 as compared to the corresponding period in 1994. A significant amount of this decrease was due to the reclassification of interest expenses as discussed in the following paragraph.
INTEREST AND OTHER COSTS
Interest expense increased by $99,404 in the first quarter of 1995 as compared to the corresponding period in 1994, mainly due to a reclassification of interest expenses recorded in operating expenses in prior periods.
NET INCOME AND LOSS
Net income for the quarter ending March 31, 1995 was $38,194 compared to a net loss of $184,727 for the same period in 1994. This improvement of $222,921 can be attributed to increased sales and reduced expenses.






















SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned - thereunto duly authorized.

COSMO COMMUNICATIONS CORPORATION


Date:   May 15, 1995



	/s/ Amancio V. Suarez
	Amancio V. Suarez
	Chairman of the Board
	Chief Financial Officer