Form 10-Q
period 1995-06-30
COSMO COMMUNICATIONS CORP
filed 1995-08-14
CIK 718096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended   June 30, 1995

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

2,640,000 shares of the issuer's Common Stock were outstanding as of the latest practicable date August 10, 1995.








INDEX


Condensed Financial Statements:
Consolidated Balance Sheets
June 30, 1995 and December 31, 1994...............      3

Consolidated Statements of Operations
for the three months ended June 30,
1995 and 1994......................................     4

Consolidated Statements of Operations
for the six months ended June 30,
1995 and 1994......................................     5

Consolidated Statements of Cash Flows for
the six months ended June 30, 1995 and 1994........     6

Condensed Notes to Consolidated
Financial Statements...............................     7

Management's Discussion and Analysis of
Financial Condition and Results of Operations.......... 9-10

Signature.............................................. 11
























COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS  (Unaudited)

						      June 30,  December 31,
							1995       1994
CURRENT ASSETS:
  Cash and cash equivalents                          $ 483,000    $ 936,000
  Accounts receivable, less allowance for doubtful
     accounts of $ 57,000 at December 31, 1994
     and $ 60,600 at June 30, 1995                   3,340,000    3,291,000
  Inventories                                        3,907,000    3,246,000
  Other                                                182,000      120,000
  Total current assets                               7,912,000    7,593,000

PROPERTY AND EQUIPMENT, at cost                      3,441,000    3,234,000
  Less - Accumulated depreciation                   (1,877,000)  (1,663,000)
PROPERTY AND EQUIPMENT, net                          1,564,000    1,571,000

OTHER ASSETS                                           748,000      763,000
TOTAL                                             $ 10,224,000  $ 9,927,000


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses            $ 1,690,000  $ 2,312,000
  Credit facilities                                  6,132,000    5,308,000
  Due to principal stockholder                         212,000      202,000
  Other                                                197,000      185,000
    Total current liabilities                        8,231,000    8,007,000

LONG-TERM DEBT                                         475,000      487,000

STOCKHOLDERS' EQUITY:
 Convertible cumulative preferred stock,  $.01 par
   value; 30,000 shares authorized, none issued.
 Preferred stock, $.01 par value; 9,970,000 shares
  authorized, none issued.
 Common stock, $.05 par value, 4,000,000 shares
  authorized,  2,640,000 and 2,633,000 shares issued
  and  outstanding at June 30, 1995 and
  December 31, 1994, respectively.                     131,000      131,000
Additional paid-in capital                          25,409,000   25,406,000
Accumulated deficit                                (22,284,000) (22,366,000)
Cumulative translation adjustment                   (1,738,000)  (1,738,000)
    Total stockholder's equity                       1,518,000    1,433,000

TOTAL                                            $  10,224,000 $  9,927,000


See condensed notes to consolidated financial statements.


COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994

	     (Unaudited)

						     June 30,      June 30,
						       1995          1994

SALES                                             $  4,232,000  $  3,959,000

COST OF SALES                                        3,214,000     2,969,000

Gross Margin                                         1,018,000       990,000


SELLING EXPENSES                                       316,000       279,000

GENERAL AND ADMINISTRATIVE EXPENSES                    557,000       378,000

  Income from operations                               145,000       333,000

OTHER INCOME (EXPENSE):

  Interest expense                                    (125,000)     (144,000)

  Interest income                                        9,000        18,000

  Other, net                                            23,000        11,000

Total other expense, net                               (93,000)     (115,000)


  Net income                                   $        52,000   $   218,000


NET INCOME PER SHARE                                      0.02          0.08

WEIGHTED AVERAGE SHARES OUTSTANDING:                 2,640,000     2,633,000

 See condensed notes to consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

	     (Unaudited)

						      June 30,     June 30,
						       1995          1994

SALES                                             $  8,227,000  $  6,987,000

COST OF SALES                                        6,230,000     5,194,000

Gross Margin                                         1,997,000     1,793,000


SELLING EXPENSES                                       687,000       706,000

GENERAL AND ADMINISTRATIVE EXPENSES                    995,000       852,000

  Income from operations                               315,000       235,000

OTHER INCOME (EXPENSE):

  Interest expense                                    (285,000)     (288,000)

  Interest income                                       30,000        57,000

  Other, net                                            22,000        29,000

Total other expense, net                              (233,000)     (202,000)


  Net income                                    $       82,000  $     33,000


NET INCOME PER SHARE                                      0.03          0.01

 WEIGHTED AVERAGE SHARES OUTSTANDING:                2,640,000     2,633,000

 See condensed notes to consolidated financial statements.




COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
						      Six Months Ended
							  June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:               1995           1994
Net Income                                       $    82,000    $   33,000
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
  Depreciation & Amortization                        214,000        52,000
  Issuance of 7,000 shares of common stock to
    certain employees                                  3,000             0
  Increase in accounts receivable, net               <49,000>     <593,000>
  (Increase) Decrease in inventories, prepaid
    expenses and other assets                       <708,000>       48,000
  Increase (Decrease) in accounts payable,
    accrued expenses and other current liabilities  <600,000>    1,042,000

    Net cash provided(used)by operating activities<1,058,000>      582,000
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property & equipment                   <207,000>      <72,000>

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease)in credit facilities and
  long-term debt repayments                           812,000     (619,000)

    Net cash provided(used)by financing activities    812,000     (619,000)

  Decrease in cash and cash equivalents              <453,000>    <109,000>
Cash and equivalents at the beginning of the period   936,000    1,031,000
Cash and equivalents at the end of the period         483,000      922,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest              285,000      288,000


See condensed notes to consolidated financial statements.


COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1995 and 1994

(Unaudited)



1.  UNAUDITED FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited consolidated financial statements of Cosmo Communications Corporation and subsidiaries (the "Company") include all adjustments (consisting of normal recurring adjustments only) necessary to present fairly the Company's financial position a June 30, 1995, and the results of operations and cash flows for all periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.
2.  SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies followed by quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's annual report on Form 10K for the year ended December 31, 1994.
3.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory at June 30, 1995 and December 31, 1994 consisted primarily of finished goods.
4.  INCOME (LOSS)PER SHARE:

Income (loss) per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding for each period. As of June 30, 1995 and 1994, common equivalent shares include the dilutive effect of the stock grants and of the stock options using the treasury stock method.


Item 1. Management's Discussion and Analysis of Financial
		Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the period included in the accompanying condensed consolidated financial statements. LIQUIDITY AND CAPITAL RESOURCES
Working capital was approximately ($319,000) at June 30, 1995, an improvement of approximately $95,000 from December 31, 1994. The ratio of current assets to current liabilities at June 30, 1995 was .97 to 1. The Company has met its working capital requirements for the six months ended June 30, 1995 primarily from borrowings from its credit facilities.
The Company has a credit facility from a financial institution in the amount of $1,200,000. The line is collateralized by $300,000 in interest-bearing deposits and is guaranteed by certain stockholders of the Company. Interest is charged on outstanding borrowings at prime(approximately 9% at June 30, 1995) plus 2.5%. As of June 30, 1995 and December 31, 1994, outstanding borrowings under this line amounted to $1,090,000 and $840,000, respectively.
The Company has an additional line of credit facility from a financial institution in the amount of $1,500,000 which expired on June 30, 1995 and is currently being renegotiated. This line of credit provides for borrowings of up to $1,350,000 for the refinancing of bankers acceptances and up to $1,500,000, less the amount utilized for the refinancing of bankers acceptances, for the issuance of letters of credit. The credit facility is secured by a secondary interest in all assets of the Company. Interest is charged on outstanding borrowings at prime plus 2%. As of June 30, 1995 and December 31, 1994, borrowings outstanding under this credit facility amounted to $883,160 and $357,000, respectively.
The Company also utilizes a revolving credit facility with Congress Financial Corporation providing for borrowings up to $7,500,000 and expiring on December 31, 1996. Maximum borrowings are tied by formula to eligible accounts receivable and inventories. Interest is charged on outstanding borrowings at prime plus 2.5%. This credit facility is secured by all assets of the Company, including a second mortgage on the Company's headquarters in the United States. As of June 30, 1995 and December 31, 1994, borrowings outstanding under this credit facility amounted to $3,594,000 and $3,617,000, respectively. This credit facility contains certain restrictive covenants. The most restrictive covenants relate to minimum net worth and working capital requirements. The working capital covenant has not been met; however, the lender has waived the working capital requirement through December 31, 1995. The Company is not expecting to meet this covenant during 1995. Management anticipates that this credit facility may be renegotiated in 1995. This credit facility is classified as a current liability. The Company utilizes an overseas overdraft and trade financing credit facility. Interest is charged on borrowings at the local prime rate (approximately 9% at December 31, 1994) plus 1%. The facility is secured by short-term bank deposits of approximately $574,000. At June 30, 1995 and December 31, 1994, total borrowings under the facility amounted to approximately $565,000 and $494,000, respectively.
The Company believes that based on current and anticipated business conditions for 1995, its working capital and existing credit facilities together with its limited capital base, and the continuing commitment by its principal stockholder to provide certain additional limited financing at his discretion, will be adequate to meet its working capital requirements during 1995. FINANCIAL AND MANAGEMENT PLANS
The Company's stockholders' equity at June 30, 1995 and December 31, 1994 was $1,518,000 and $1,433,000, respectively. During
1991, 1992 and 1993 the Company implemented certain steps to eliminate its continuing losses. These steps included the reduction of overhead, including significant reductions of personnel and the elimination of unprofitable products. As a result of these steps, the company has achieved profits for fiscal 1993 and 1994.
Management recognizes that it cannot predict with accuracy whether the Company will be able to maintain profitability for the remainder of 1995. The Company currently anticipates at the present time a profit in 1995, however this estimate may change.



SALES
Sales for the second quarter of 1995 increased by $273,000, an increase of 6.9% compared to the corresponding period in 1994. Sales for the six months ended June 30, 1995 increased $1,240,000 or 17.7% as compared to the corresponding period in 1994. Sales increased primarily due to additional product placement at major retailers in Canada and expansion in the Latin American market. COST OF SALES AND GROSS MARGIN
Gross margin as percentage of sales decreased by approximately 1% in the second quarter of 1995 as compared to the same period in 1994. Gross margin as a percentage of sales decreased by approximately 1.5% for the six months ended June 30, 1995 as compared to the corresponding period in 1994.
SELLING,  GENERAL AND ADMINISTRATIVE  EXPENSES
Operating expenses for the second quarter of 1995 increased $216,000 as compared to the corresponding period in 1994. Operating expenses for the six months ended June 30, 1995 increased by $124,000 as compared to the corresponding period in 1994.
INTEREST AND OTHER COSTS
Interest expense decreased by $19,000 in the second quarter of 1995 as compared to the corresponding period in 1994. Interest expenses for the six months ended June 30, 1995 decreased by $3,000 as compared to the corresponding period in 1994.
NET INCOME
Net income for the quarter ending June 30, 1995 was $52,000 compared to a net income of $218,000 for the same period in 1994. Net income for the six months ended June 30, 1995 was $82,000 as compared to a net income of $33,000 for the corresponding period
in 1994.   The year-to-date improvement in net income of $47,000
can be attributed to increased sales.












SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned - thereunto duly authorized.

COSMO COMMUNICATIONS CORPORATION


Date:   August 15, 1995




      Amancio V. Suarez
      Chairman of the Board
      Chief Financial Officer