Form 10-Q/A
period 1995-09-30
COSMO COMMUNICATIONS CORP
filed 1995-11-28
CIK 718096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended   September  30, 1995

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

2,639,000 shares of the issuer's Common Stock were outstanding as of the latest practicable date November 10, 1995.








INDEX


Condensed Financial Statements:
Consolidated Balance Sheets
September 30, 1995 and December 31, 1994..........      3

Consolidated Statements of Operations
for the three months ended September 30,
1995 and 1994......................................     4

Consolidated Statements of Operations
for the nine months ended September 30,
1995 and 1994......................................     5

Consolidated Statements of Cash Flows for
the nine months ended September 30, 1995 and 1994..     6

Condensed Notes to Consolidated
Financial Statements...............................     7

Management's Discussion and Analysis of
Financial Condition and Results of Operations.......... 8-10

Signature.............................................. 11
















COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS  (Unaudited)

						September 30,    December 31,
						     1995            1994
CURRENT ASSETS:
  Cash and cash equivalents                        $ 463,000       $ 936,000
  Accounts receivable, less allowance for doubtful
     accounts of $ 57,000 at December 31, 1994
     and $ 60,600 at September 30, 1995            3,629,000       3,291,000
  Inventories                                      4,321,000       3,246,000
  Other                                              223,000         120,000
  Total current assets                             8,636,000       7,593,000

PROPERTY AND EQUIPMENT, at cost                    3,463,000       3,234,000
  Less - Accumulated depreciation                 (1,894,000)     (1,663,000)
PROPERTY AND EQUIPMENT, net                        1,569,000       1,571,000

OTHER ASSETS                                         665,000         763,000
TOTAL                                           $ 10,870,000   $   9,927,000


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses          $ 1,974,000     $ 2,312,000
  Credit facilities                                6,781,000       5,308,000
  Due to principal stockholder                       247,000         202,000
  Other                                              154,000         185,000
    Total current liabilities                      9,156,000       8,007,000

LONG-TERM DEBT                                       461,000         487,000

STOCKHOLDERS' EQUITY:
 Convertible cumulative preferred stock,  $.01 par
   value; 30,000 shares authorized, none issued.
 Preferred stock, $.01 par value; 9,970,000 shares
  authorized, none issued.
 Common stock, $.05 par value, 4,000,000 shares
  authorized,  2,640,000 and 2,633,000 shares issued
  and  outstanding at September 30, 1995 and
  December 31, 1994, respectively.                   131,000         131,000
Additional paid-in capital                        25,409,000      25,406,000
Accumulated deficit                              (22,549,000)    (22,366,000)
Cumulative translation adjustment                 (1,738,000)     (1,738,000)
    Total stockholder's equity                     1,253,000       1,433,000

TOTAL                                          $  10,870,000    $  9,927,000


See condensed notes to consolidated financial statements.








COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

	     (Unaudited)

						September 30,   September 30,
						    1995             1994

SALES                                           $  3,423,000    $  4,567,000

COST OF SALES                                      2,660,000       3,382,000

Gross Margin                                         763,000       1,185,000


SELLING EXPENSES                                     353,000         371,000

GENERAL AND ADMINISTRATIVE EXPENSES                  507,000         455,000

  Income (loss) from operations                      (97,000)        359,000

OTHER INCOME (EXPENSE):

  Interest expense                                  (203,000)       (227,000)

  Interest income                                      9,000          29,000

  Other, net                                          16,000           8,000

Total other expense, net                            (178,000)       (190,000)


  Net income (loss)                           $     (275,000)    $   169,000


NET INCOME (LOSS) PER SHARE                            (0.10)           0.06

WEIGHTED AVERAGE SHARES OUTSTANDING:               2,639,000       2,633,000

 See condensed notes to consolidated financial statements.









COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

	     (Unaudited)

					       September 30,    September 30,
						    1995            1994

SALES                                          $  11,687,000    $ 11,553,000

COST OF SALES                                      8,917,000       8,575,000

Gross Margin                                       2,770,000       2,978,000


SELLING EXPENSES                                   1,047,000       1,076,000

GENERAL AND ADMINISTRATIVE EXPENSES                1,504,000       1,476,000

  Income from operations                             219,000         426,000

OTHER INCOME (EXPENSE):

  Interest expense                                  (488,000)       (347,000)

  Interest income                                     48,000          86,000

  Other, net                                          38,000          37,000

Total other expense, net                            (402,000)       (224,000)


  Net income (loss)                          $      (183,000)  $     202,000


NET INCOME (LOSS) PER SHARE                            (0.07)           0.08

 WEIGHTED AVERAGE SHARES OUTSTANDING:              2,639,000       2,633,000

 See condensed notes to consolidated financial statements.










COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
						     Nine Months Ended
							September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                1995            1994
Net Income(Loss)                                  $(183,000) $     202,000
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
  Depreciation & Amortization                        231,000        80,000
  Issuance of 7,000 shares of common stock to
    certain employees                                  3,000             0
  Increase in accounts receivable, net              <338,000>     <774,000>
  Increase in inventories, prepaid
    expenses and other assets                     <1,080,000>     <495,000>
  Increase (Decrease) in accounts payable,
    accrued expenses and other current liabilities  <324,000>      815,000
  Gain on sale of property and equipment                   0       <12,000>

    Net cash used by operating activities         <1,691,000>     <184,000>
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property & equipment                   <229,000>      <72,000>
Proceeds from sale of property and equipment               0        15,000

    Net cash used by investing activities           <229,000>      <57,000>
CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease)in credit facilities and
  long-term debt repayments                        1,447,000      <169,000>

    Net cash provided(used)by financing activities 1,447,000      <169,000>
  Decrease in cash and cash equivalents             <473,000>     <410,000>
Cash and equivalents at the beginning of the period  936,000     1,031,000
Cash and equivalents at the end of the period        463,000       621,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest            488,000        227,000

See condensed notes to consolidated financial statements.








COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1995 and 1994

(Unaudited)



1.  UNAUDITED FINANCIAL STATEMENTS:

In the opinion of management, the accompanying unaudited consolidated financial statements of Cosmo Communications Corporation and subsidiaries (the "Company") include all adjustments (consisting of normal recurring adjustments only) necessary to present fairly the Company's financial position at September 30, 1995, and the results of operations and cash flows for all periods presented. The results of operations for interim periods are not necessarily indicative of the results to be obtained for the entire year.

2.  SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies followed by quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's annual report on Form 10K for the year ended December 31, 1994.

3.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory at September 30, 1995 and December 31, 1994 consisted primarily of finished goods.

4.  INCOME (LOSS)PER SHARE:

Income (loss) per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding for each period. As of September 30, 1995 and 1994, common equivalent shares include the dilutive effect of the stock grants and of the stock options using the treasury stock method.


Item 1. Management's Discussion and Analysis of Financial
		Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the period included in the accompanying condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
Working capital was approximately ($520,000) at September 30, 1995, a decrease of approximately $106,000 from December 31, 1994. The ratio of current assets to current liabilities at September 30, 1995 was .94 to 1. The Company has met its working capital requirements for the nine months ended September 30, 1995 primarily from borrowings from its credit facilities.

The Company has a credit facility from a financial institution in the amount of $1,200,000. The line is collateralized by $300,000 in interest-bearing deposits and is guaranteed by certain stockholders of the Company. Interest is charged on outstanding borrowings at prime(approximately 9% at September 30, 1995) plus 2.5%. As of September 30, 1995 and December 31, 1994, outstanding borrowings under this line amounted to $1,121,000 and $840,000, respectively.

The Company has an additional line of credit facility from a financial institution in the amount of $1,500,000 which expired on September 30, 1995 and is currently being renegotiated. This line of credit provides for borrowings of up to $1,350,000 for the refinancing of bankers acceptances and up to $1,500,000, less the amount utilized for the refinancing of bankers acceptances, for the issuance of letters of credit. The credit facility is secured by a secondary interest in all assets of the Company. Interest is charged on outstanding borrowings at prime plus 2%. As of September 30, 1995 and December 31, 1994, borrowings outstanding under this credit facility amounted to $962,000 and $357,000, respectively.

The Company also utilizes a revolving credit facility with Congress Financial Corporation providing for borrowings up to $7,500,000 and expiring on December 31, 1996. Maximum borrowings are tied by formula to eligible accounts receivable and inventories. Interest is charged on outstanding borrowings at prime plus 2.5%. This credit facility is secured by all assets of the Company, including a second mortgage on the Company's headquarters in the United States. As of September 30, 1995 and December 31, 1994, borrowings outstanding under this credit facility amounted to $3,971,000 and $3,617,000, respectively. This credit facility contains certain restrictive covenants. The most restrictive covenants relate to minimum net worth and working capital requirements. The working capital covenant has not been met; however, the lender has waived the working capital requirement through December 31, 1995. The Company is not expecting to meet this covenant during 1995. Management anticipates that this credit facility may be renegotiated in 1995. This credit facility is classified as a current liability.

The Company utilizes an overseas overdraft and trade financing credit facility. Interest is charged on borrowings at the local prime rate (approximately 9% at December 31, 1994) plus 1%. The facility is secured by short-term bank deposits of approximately $574,000. At September 30, 1995 and December 31, 1994, total borrowings under the facility amounted to approximately $563,000 and $494,000, respectively.

The Company believes that based on current and anticipated business conditions for 1995, its working capital and existing credit facilities together with its limited capital base, and the continuing commitment by its principal stockholder to provide certain additional limited financing at his discretion, will be adequate to meet its working capital requirements during 1995.

FINANCIAL  AND MANAGEMENT PLANS
The Company's stockholders' equity at September 30, 1995 and December 31, 1994 was $1,253,000 and $1,433,000, respectively.
During 1991, 1992 and 1993 the Company implemented certain steps to eliminate its continuing losses. These steps included the reduction of overhead, including significant reductions of personnel and the elimination of unprofitable products. As a result of these steps, the company has achieved profits for fiscal 1993 and 1994.

The Company sells its products to large retailers in the United States, Canada and Latin America. Due to the difficult retail climate in 1995, gross margins have decreased and sales have not met projections. This has caused inventories to be higher and therefore interest expense has risen. These factors have resulted in a loss year-to-date for 1995.
Management recognizes that it cannot predict with accuracy whether the Company will be able to offset the 1995 year-to-date losses during the remainder of 1995.

SALES
Sales for the third quarter of 1995 decreased by $1,144,000, a decrease of 25% compared to the corresponding period in 1994. Sales for the nine months ended September 30, 1995 increased $134,000 or 1% as compared to the corresponding period in 1994. The sales decrease for the quarter can be attributed to the difficult retail environment in the United States, which has caused many large retailers to reduce their inventory levels.

COST OF SALES AND GROSS MARGIN
Gross margin as percentage of sales decreased by approximately 3.7% in the third quarter of 1995 as compared to the same period in 1994. Gross margin as a percentage of sales decreased by approximately 2% for the nine months ended September 30, 1995 as compared to the corresponding period in 1994. The decrease of gross margin as a percentage of sales is directly attibuted to the aggressive pursuit of sales within the difficult retail environment in the United States.

SELLING,  GENERAL AND ADMINISTRATIVE  EXPENSES
Operating expenses for the third quarter of 1995 increased
$34,000 as compared to the corresponding period in 1994.
Operating expenses for the nine months ended September 30, 1995 remained relatively unchanged at $2,552,000 as compared to the corresponding period in 1994.

INTEREST AND OTHER COSTS
Interest expense decreased by $24,000 in the third quarter of 1995 as compared to the corresponding period in 1994. Interest expense for the nine months ended September 30, 1995 increased by $141,000 as compared to the corresponding period in 1994 due to the increased balance in credit facilities.

NET INCOME
Net loss for the quarter ending September 30, 1995 was $275,000 compared to a net income of $169,000 for the same period in 1994.
Net loss for the nine months ended September 30, 1995 was $183,000 as compared to a net income of $202,000 for the corresponding period in 1994.


















SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned - thereunto duly authorized.

COSMO COMMUNICATIONS CORPORATION


Date:   November 10, 1995




	Amancio V. Suarez
	Chairman of the Board
	Chief Financial Officer