Form 10-K
period 1995-12-31
COSMO COMMUNICATIONS CORP
filed 1996-04-09
CIK 718096

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 0-119698

COSMO COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

	  Florida                    59-2268005
(State or other jurisdiction        (I.R.S. Employer
 of incorporation or organization)     Identification No.)

16501 N.W. 16th Court,  Miami, Florida  33169
(Address of principal executive offices)

Registrant's telephone number, including area code: (305) 621-4227 Securities registered pursuant to Section 12(g) of the
Act:
Common Stock, $.05 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or
for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.     Yes  X      No__

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this form 10-K.   Yes __    No  X

As of March 22, 1996, the market value of the registrant's Common Stock held by nonaffiliates of the registrant was approximately $283,000 based on the closing bid price of $ 0.50 for the Common Stock as reported on the OTC Bulletin Board on such date.

Documents Incorporated by Reference
None.


PART I
ITEM 1. BUSINESS
General
During 1995 the Registrant, Cosmo Communications Corporation (the "Company"), imported, marketed, and distributed in the United States, Canada and Latin America, consumer electronic products, including digital alarm clocks, quartz alarm clocks, quartz wall clocks, clock radios, and combination products such as clock radio telephones. The Company also imported, marketed and distributed into Latin America a full line of audio products, including personal cassette players, portable stereos and music centers with and without compact disc players.

The Company's products are marketed principally under its own label to mass merchandisers, drug store chains, other specialty chain stores and other high-volume retailers. The Company's products are generally manufactured in accordance with its specifications by subcontractors in a number of countries in the Far East.

The Company's principal executive offices are located at 16501 N.W. 16th Court, Miami, Florida 33169 and its telephone number at such location is (305) 621-4227.

On October 31, 1994, the Company effected a 1 for 5 reverse stock split. Accordingly, certain related information herein has been retroactively effected, as if the reverse stock split had occurred in the first period presented.

Financial and Management's Plans
During 1995, the Company experienced a difficult retail climate and increased competition. In addition, several large retailers in the United States changed their corporate policies to reduce their inventory levels. As a result of these factors, the Company's gross margins decreased, sales projected for 1995 were not met and an operating loss from operations was incurred. Additionally, the Company's inventory levels increased from 1994 to 1995 which also resulted in an increase in interest expense. During 1996, management has begun implementing a plan to eliminate its losses. This plan includes an intensification of the Company's sales efforts through the addition of new sales representatives and the introduction of new products within existing product lines. The Company will also pursue new product categories through increased sourcing activities in the Far East. It is anticipated that the introduction of new product categories will assist the Company in capturing new markets within the retail arena. Management believes that through its existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing at his discretion, the Company will be able to meet it's working capital requirements during 1996. The Company's ability to successfully implement its plans to eliminate its losses is dependent upon a number of factors beyond its control. These factors include the overall retail climate and competition. There can be no assurance that the Company's sales, gross margins, operating results or financial condition will improve in fiscal year 1996. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations.)

Products
Time Division - The Company has a wide range of clocks including electronic digital alarm clocks, quartz alarm clocks and quartz wall clocks. The Company introduced its first electronic digital clock in 1977 and currently offers approximately 40 models which retail at various prices ranging from approximately $5 to $20. The Company's electronic digital clocks contain micro-processors, printed circuit boards, light emitting diodes and ceramic buzzers. In 1995, these products were manufactured by subcontractors in Hong Kong and the People's Republic of China who sometimes use components and materials supplied and assembling methods developed by the Company. The Company offered a total of approximately 75 models of quartz wall clocks in 1995, retailing from approximately $5 to $40. The Company's wall clocks are manufactured by subcontractors in Hong Kong, Taiwan, and the People's Republic of China. The Company also sold approximately 20 models of battery operated quartz alarm clocks during 1995, retailing from approximately $5 to $20. The Company's battery operated quartz alarm clocks are manufactured by subcontractors in Hong Kong and the People's Republic of China.

Sales of the entire Time Division accounted for approximately 59.2% of the Company's sales in 1995, compared to approximately 66.5% and 75.2% in 1994 and 1993, respectively.

Electronic Division - The Company introduced its first electronic digital clock radio in 1982 and currently offers approximately 13 models by the end of 1995, with retail prices ranging from approximately $10 to $30. The Company's electronic digital clock radios contain audio components as well as components similar to those in its electronic digital clocks. In 1995, most of the units were manufactured by subcontractors in Hong Kong and the People's Republic of China who sometimes use components and materials supplied by the Company. In 1993, the Company began to market a line of audio products in the Latin American market. Sales of the entire Electronics Division accounted for approximately 40.8% of the Company's sales in 1995, compared to approximately 33.5% and 24.8% of sales in 1994 and 1993, respectively.

Marketing - The Company's marketing strategy is targeted at high volume retailers with broad distribution networks such as mass merchandisers, drug and other specialty chain stores, and other retailers. Because of economic conditions, a number of past customers of the Company have filed for bankruptcy, merged with other retailers, reorganized operations or have ceased to operate. During 1995, sales to retailers became more difficult as a result of economic conditions and fierce competition from other manufacturers and importers. The Company is attempting to overcome these difficulties in 1996. The following table illustrates the Company's primary marketing channels and representative customers in 1995.

Mass Merchandiser         Drug Store Chains   Specialty Chains

Wal-Mart (U.S. & Canada)  American Drug       AAFES
Target                    Genovese            Canadian Tire
Fedco                     Fay's               Costco
Kohl's                    Osco Drug           Navy Exchange
Roses Stores              Savon Drug
Meijer's
Dollar General
Kmart
Fred Meyer
Ames Dept. Stores
L. Luria & Sons

The Company believes that its sales to high volume retailers depends upon its ability to deliver a large volume of attractive and reliable items at prices generally at or below those of its competitors.

Substantially all of the Company's domestic sales are generated by either the Company's full-time sales staff or its approximately 20 independent sales representatives. Approximately 60% of the Company's sales in 1995 were to customers within the United States, with the remainder to customers in Canada, Latin America and Europe. See Note 9 of "Notes to Consolidated Financial Statements" for financial information about foreign and domestic operations.

Sales to the Company's four largest customers accounted for approximately 49.1% of sales for 1995, with Wal-Mart (US & Canada) accounting for approximately 34% of sales.

The Company's products are generally sold with a one year limited warranty on labor and parts.

Manufacturing
Most of the Company's products are manufactured by subcontractors. Substantially all of the subcontractors assemble products for the Company in accordance with the Company's specifications. Subcontractors in Hong Kong, the Peoples Republic of China and Taiwan assemble clocks, clock-radios and audio products. Several of the subcontractors dedicate their entire production capacity to the Company's orders. The Company performs quality control inspections on the premises of its facilities and its subcontractors' facilities, and also inspects its various products upon their arrival in the United States and Canada.

The Company uses microprocessors from Texas Instruments, Sanyo Semiconductor, Hitachi, Ltd., Motorola Inc. and Phillips Hong Kong, Ltd. Various subcontractors in the Far East produce printed circuit boards, light emitting diodes, audio components, receivers, transmitters and internal antennas in accordance with specifications of the Company.

All of the components and raw materials used by the Company are available from several sources of supply and the Company does not anticipate that the loss of any single supplier would have a material adverse effect on its business, operations or financial condition.

Product Development
During 1995, the Company marketed several new electronic digital alarm clocks (LED and LCD), quartz alarm clocks, quartz wall clocks, clock radios and audio products to be introduced in 1996. During the years ended December 31, 1995, 1994, and 1993, the Company spent approximately $225,000, in both 1995 and 1994 and $195,000 in 1993 for new product design, engineering, tooling and testing.

Competition
The consumer products industry in which the Company operates is characterized by intense price competition, ease of entry and changing patterns of consumer demand. Sales volume and profitability of particular consumer products can change significantly within a relatively short period. Accordingly, the Company is highly dependent on the ability of its management to anticipate and respond quickly to changes in trends for its products. In response to such factors, the Company has been required to change its emphasis on its products and product lines. The Company believes that important competitive factors necessary to compete include price, quality and reliability of products, attractive packaging, speed of delivery to customers and new or additional product features. A well-recognized consumer brand name is also an important competitive factor which the Company is not able to provide in its product lines. The Company believes that its future success will depend upon its ability to develop and manufacture reliable products which incorporate developments in technology and satisfy consumer tastes with respect to style and design and its ability to market such products at competitive prices which compensate for the lack of strong consumer name recognition.

The Company believes that, through its subcontractors, it is a significant manufacturer of electronic digital clocks and competes with several companies, including Westclox and Spartus Corporation. Major suppliers of electronic digital clock radios include General Electric Company, Panasonic Industrial Company, Sony Corporation, Sanyo Manufacturing Corporation and Emerson Radio Corporation.

Foreign Operations
The Company has significant foreign operations. See Note 9 of "Notes to Consolidated Financial Statements." The Company purchases finished products from various suppliers in the Far East. The supply and cost of products and components can be adversely affected by changes in foreign currency exchange rates, increased import duties, loss of favorable tariff rates for products produced in the countries in which the Company subcontracts the manufacture of goods, imposition of import quotas, interruptions in sea or air transportation and political or economic changes in countries from which components or products are exported or into which they are imported. On occasion, in order to meet unexpected levels of demand, the Company has utilized more costly air shipping to fill orders promptly.

The Company will continue to subcontract a significant portion of its manufacturing needs to subcontractors in the Peoples Republic of China, Hong Kong and Taiwan. Any material change in the trade policies of the United States or these countries might have an adverse effect on the Company's operations.

Employees
On December 31, 1995, the Company had 46 full-time employees, including 29 in the United States, 7 in Hong Kong and 10 in Canada. Of those employed in the United States, 15 were engaged in manufacturing, distribution and service operations and 14 were sales, administrative and executive personnel. Of the Hong Kong employees, 4 were engaged in manufacturing, engineering, distribution and service operations, and 3 were sales, administrative and executive personnel. In Canada, 6 employees were engaged in manufacturing, distribution and service operations and 4 were sales, administrative and executive personnel.

Executive Officers
The following table sets forth certain information with respect to the executive officers of the Company as of March 31, 1996:

Name                           Age      Position

Amancio Victor Suarez           59  Chairman of the Board of Directors,
				    Chief Executive Officer and Chief
				    Financial Officer

Andrew I. Neckowitz             44  President, Chief Operating Officer and
				    Director

Robert L. Scott                 59  Vice President of Sales and Marketing

Jose Bueno                      41  Vice President, International Operations

Yu Wing Kin                     44  Vice President, Administration, Far East

Mr. Suarez is a co-founder of the Company and served as its Chief Financial Officer from its inception. On December 24, 1985, Mr. Suarez assumed the position of Chief Executive Officer. Mr. Suarez is also involved in other business ventures primarily in the real estate industry, which do not compete with the Company.

Mr. Andrew I. Neckowitz joined the Company in January 20, 1991 as President, Chief Operating Officer and a director. From 1977 to January 1990,
Mr. Neckowitz served in various capacities with Spartus Corporation, a company engaged in the time and lighting business. Mr. Neckowitz's last position with Spartus Corporation was as the Chief Operating Officer of Spartus Lighting Division.

Mr. Scott joined the Company in October 1990 as Vice President of Sales and Marketing. From July of 1989 until October of 1990, Mr. Scott served as the national sales manager of Cheyenne Lamps, a corporation engaged in the portable lighting business. From May of 1988 until June of 1989, Mr. Scott served as Vice President of Sales for Robeson, a company engaged in the kitchen appliance business. Prior to that time for more than eight years, Mr.Scott served as Vice President of Sales of Spartus Corporation.

Mr. Bueno joined the Company in July 1988 as Vice President of International Sales and Far East Operations. Mr. Bueno is responsible for marketing and Far East international operations. Mr. Bueno is also responsible for sales and marketing of all Cosmo products into the Latin American market. Before joining the Company Mr. Bueno was employed by Johnson and Johnson as Divisional Sales Manager, from 1985 through June 1988. Prior to that time, Mr. Bueno served as Regional Sales Manager for Colgate Palmolive Company, from 1983 through 1985.

Mr. Kin has served as Vice President of Administration for the Far East since joining the Company in August 1978.

Mr. Neckowitz and Mr. Scott had employment agreements with the Company which expired on December 31, 1995. See Item 11.

ITEM 2. PROPERTIES
The Company's executive offices and principal domestic manufacturing warehouse facilities are located in a 48,000 square feet building at 16501 N.W. 16th Court, Miami, Florida. Both, the land and building are owned by the Company subject to mortgage indebtedness with an aggregate outstanding principal balance at December 31, 1995 of approximately $500,000. In October 1989 a second mortgage on this property was given to Congress Financial Corporation in the amount of $850,000.

ITEM 3. LEGAL PROCEEDINGS
The Company is from time to time involved in routine litigation incidental to its business most of which is adequately covered by insurance and none of which, in the opinion of management, is expected to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of fiscal 1995, the Company did not submit any matter to a vote of security holders.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS
Price Range of Common Stock. During 1995, the Company's common stock ("Common Stock") was traded in the over-the-counter market under the NASDAQ symbol "CSMO." There were approximately 469 record holders of the Common Stock as of March 19, 1996. The following table sets forth the high and low prices for the Common Stock as reported for the periods indicated. These prices reflect interdealer prices, with-out retail mark-up, mark-down or commission and may not necessarily represent actual transactions. On March 5, 1996, the Common Stock was de-listed from the NASDAQ SmallCap Market as a result of the Company's inability to meet the minimum $1.00 bid price or its alternative, as required for continued listing on the NASDAQ SmallCap Market. On March 6, 1996, the Common Stock was listed on the OTC Bulletin Board.

On October 31, 1994, the Company effected a 1 for 5 reverse stock split for the purpose of maintaining the Company's compliance with Nasdaq listing requirements. The prices below have been adjusted to reflect the reverse stock split.

	Fiscal Period              High            Low


1994    First Quarter  .......     6-9/16          3-1/8
	Second Quarter .......     6-7/8           2-1/2
	Third Quarter  .......     3-3/4           1-7/8
	Fourth Quarter .......     2-3/16          1

1995    First Quarter  .......     1-3/4           1
	Second Quarter .......     1/1/2           7/8
	Third Quarter  .......     1-1/4           3/4
	Fourth Quarter .......     1-3/16          1/2

Dividend Policy. It is the present policy of the Company's Board of Directors to retain earnings. The Company has not in the past declared any dividends. Any payment of cash dividends in the future will be dependent upon the financial condition, capital requirements and earnings of the Company and other factors which the Board of Directors may deem relevant. At the present time, the financial condition of the Company and the credit facilities of the Company with Congress Financial Corporation prevent the payment of dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following data should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein and the notes thereto, and "Item 7 - Management'sDiscussion and Analysis of Financial Condition and Results of Operations."


				   (In thousands, except share data)
December 31:                  1995      1994      1993     1992     1991

Statement of Operations Data:

Sales                       $15,243    $15,772   $13,883  $ 9,538  $11,304
Cost of sales                12,044     11,611    10,211    7,479    8,584

	Gross margin                 3,199      4,161     3,672    2,059    2,720

Selling, general and
administrative expenses       3,589      3,497     3,047    3,134    4,041

(Loss) income from operations  (390)       664       625   (1,075)  (1,321)

Other expense, net             (587)      (426)     (449)    (463)    (601)

Net (loss) income              (977)       238       176   (1,538)  (1,922)

Net (loss) per share :
	 Primary            $ (0.37)    $  .08   $  0.11  $ (1.51) $ (1.90)
	 Fully diluted          -            -   $  0.06      -        -

Weighted average shares
	outstanding :
	  Primary             2,640       2,863    1,657    1,020    1,012
	  Fully Diluted         -           -      2,856      -        -

Balance Sheet Data:

Working Capital            $ (1,089)    $ (414)  $ (654)  $  (747)  $(1,462)
Total Assets                 11,826      9,927    8,796     6,954     7,643
Long-term Debt                  465        487      518       547       570
Stockholders' Equity            462      1,433    1,193     1,040       616

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
The following table sets forth, for the periods indicated, the relative percentages that certain items in the Company's Consolidated Statements of Operations are to sales and the percentage changes in those items from period to period:

		    Income & Expense Items       Period-to-Period Percentage
		    As a Percent of Sales            Increase(Decreases)
		    Year Ended December 31,       Year Ended December 31,


						    1994         1993
		    1995     1994   1993            to 1995      to 1994

Sales               100.0%  100.0%  100.0%           (3.4) %      13.6%

Cost of Sales        79.0    73.6    73.5             3.7         13.7

Gross Margin         21.0    26.4    26.5           (23.1)        13.3

Selling, general and
    administrative   23.5    22.2    22.0             2.9         14.7

(Loss) Income from
       operations   (2.5)     4.2     4.5          (158.7)         6.2

Other expense, net  (3.9)    (2.7)   (3.2)           37.8         (5.1)

Net Income (Loss)   (6.4)     1.5     1.3          (510.5)         35.2

1995 Compared to 1994:   Sales decreased from 1994 to 1995 by approximately
$529,000, a decrease of 3.4%. The decrease in sales is attributed to a difficult retail climate and increased competition experienced by the Company in 1995. Gross margins as a percentage of sales also decreased from 26.4% in 1994 to 21% in 1995. This decrease is also attributed to increased competition in the retail arena during 1995. Selling, general and administrative expenses as a percentage of sales increased from 22.2% in 1994 to 23.5% in 1995. The increase is primarily attributed to minor overall increases in general and administrative overhead expenses. Other expense, net increased by 37.8% from 1994 to 1995. This increase is primarily attributed to an increase in interest expense as a result of increased borrowings during 1995. Borrowings in 1995 increased as a result of working capital shortfalls (See "Liquidity and Capital Resources" section below).

As a result of the forgoing, net income (loss) decreased from net income of $238,000 in 1994 to a net loss of ($977,000) in 1995. (See Item 1-
"Financial and Management's Plans" for additional comments on fiscal year 1995 and the Company's plans for fiscal year 1996).

1994 Compared to 1993: Sales increased by approximately $1.9 million or 13.6% from 1993 to 1994. The increase in sales can be attributed to an increase in the Company's market share in the United States and Canada and the Company's continued expansion into the Latin American market during 1994. Gross margin as a percentage of sales was 26.4% in 1994 compared to 26.5% in 1993. Selling, general and administrative expenses as a percentage of sales remained relatively consistent at 22.2% in 1994 as compared to 22.0% in 1993. Net income increased by approximately $62,000 from $176,000 in 1993 to $238,000 in 1994.

Liquidity and Capital Resources
Working capital was approximately ($1,089,000) at December 31, 1995, a reduction of approximately $675,000 from December 31, 1994. The ratio of current assets to current liabilities at December 31, 1995 was .90 to 1, as compared to .95 to 1 at December 31, 1994. The Company met its working capital requirements in 1995 primarily from the funding of credit facilities and loans from the Company's principal shareholder.

The Company utilizes a revolving credit facility with Congress Financial Corporation ("Congress") providing for borrowings up to $7,500,000, which expires on December 31, 1996. Maximum borrowings are tied by formula to eligible accounts receivable and inventories. Interest is charged on outstanding borrowings at prime (8.75% at December 31, 1995) plus 2.5%.
This credit facility is secured by all assets of the Company, including a second mortgage on the Company's headquarters in the United States. At December 31, 1995 and 1994, borrowings outstanding under this credit facility amounted to $3,752,000 and $3,617,000, respectively, and are classified as current liabilities.

This credit facility with Congress contains certain restrictive covenants. The most restrictive covenant relates to minimum net worth requirements, which were not met by the Company as of December 31, 1995. However, the lender has waived the minimum net worth requirements through December 31, 1996. The Company may not meet this covenant during 1996. Management anticipates that this credit facility may be renegotiated in 1996.

The Company, during 1992, obtained an additional credit facility from a financial institution in the amount of $1,200,000. This facility is collateralized by $300,000 in interest-bearing deposits and interest is charged on outstanding borrowings at prime plus 2.5%. At December 31, 1995 and 1994, outstanding borrowings under this line amounted to $1,062,000 and $840,000, respectively. As of December 31, 1995, there were no open letters of credit under this line.

The Company has an additional line of credit facility from a financial institution. The credit facility is secured by a secondary interest in all assets of the Company. Interest was charged on outstanding borrowings at prime plus 2%. At December 31, 1995 and 1994, borrowings outstanding under this credit facility amounted to $1,131,000 and $357,000, respectively. Subsequent to December 31, 1995, the Company agreed to payoff the remaining balance amounting to $490,000, on a term basis, but no later than December 31, 1996. Unless this line is renegotiated, the Company cannot draw on this line of credit.

The Company utilizes an overseas overdraft and trade financing credit facility. Maximum borrowings under this facility are approximately $777,000 to cover bank overdrafts. Interest is charged on borrowings at the local prime rate (approximately 7.35% at December 31, 1995) plus 1%. The facility is secured by short-term bank deposits of approximately $612,000. At December 31, 1995 and 1994, total borrowings under the facility amounted to approximately $547,000 and $494,000, respectively.

Management believes that through its existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing at his discretion (see Item 13), the Company will be able to meet its working capital requirements during 1996.

The Company is subject to risk from exchange rate fluctuations. Based on the Company's evaluation of anticipated changes in exchange rates, the Company may from time to time purchase forward exchange contracts to hedge against these risks. However, the Hong Kong dollar remains the functional currency of the Company's Hong Kong subsidiaries, and the Company does not hedge against risks of foreign currency transaction or translation loss.

Impact of Inflation
The effect of inflation on the Company's costs and operating expenses has not been significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Company's Consolidated Financial Statements following page 14 of this Annual Report on Form 10-K.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The Company has reported no disagreements.

PART III
ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
For certain information regarding the executive officers of the Company, see "Item 1 - Business - Executive Officers," above. The following table and text presents certain information with respect to the directors of the Company who were not also executive officers as of March 31, 1996.


     Name                      Age          Director Since

Cesar L. Alvarez                48            1987

Carlos Ortega                   51            1992

Giraldo Leyva                   49            1992


Mr. Alvarez became a director of the Company in August 1987. Mr. Alvarez has been a principal shareholder and director of Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quentel, P.A., a law firm in Miami, Florida since February 1983. Mr. Alvarez also serves on the Board of Directors of FDP Corp., Miami, Florida and CompuTrac, Inc., Dallas, Texas.

Mr. Ortega became a director of the Company in December 1992. Mr. Ortega is one of the founders and principals of Cargil International Corporation, a company engaged in the distribution of appliances in Latin America.

Mr. Leyva became a director of the Company in December 1992. Mr. Leyva is one of the founders and principals of Cargil International Corporation, a company engaged in the distribution of appliances in Latin America.

Mr. Ortega and Mr. Leyva were appointed as directors of the Company pursuant to a shareholders agreement entered into in connection with their purchases of Common Stock in a private offering. See Item 1, Item 7 and Item 13.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based on a review of any such reports furnished to the Company during or with respect to the 1995 fiscal year, there were no
Section 16(a) reports filed after the due date.

ITEM 11.        EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth, for the 1995, 1994 and 1993 fiscal years, respectively, compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each other executive officer whose total annual salary and bonus for the respective fiscal years were $100,000 or more (collectively, the "Named Executive Officers").





			       Annual Compensation (1)
							    All Other
Name and Principal Position   Year   Salary ($) Bonus ($)  Compensation

Amancio Victor Suarez
Chairman of the Board,
Chief Executive Officer and
Chief Financial Officer       1995  $200,000      -          $162 (2)

			      1994  $200,000      -          $162 (2)

			      1993  $222,940      -          $162 (2)

Andrew I. Neckowitz
President and Chief
Operating Officer             1995  $120,000      -          $162 (2)

			      1994  $120,000      -          $162 (2)

			      1993  $124,622      -          $162 (2)

(1) The column for "Other Annual Compensation" has been omitted because there is no compensation required to be reported in such column. The aggregate amount of perquisites and other personal benefits provided to each Named Executive Officer is less than 10% of the total of annual salary and bonus of such officer.

(2) The indicated amount represents premiums paid by the Company for term life insurance for the benefit of the Named Executive Officer.

Option Grants Table. No options were granted during fiscal 1995.

Aggregated Fiscal Year-End Option Value Table. The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of the end of the 1995 fiscal year. No stock options were exercised by any of the Named Executive Officers during the 1995 fiscal year.

		   Number of Unexersized    Value of Unexercised
		   Options at 1995          In-the-Money Options at
Name               Fiscal Year End          1995 Fiscal Year End

		   Exercisable   (E)         Exercisable   (E)
		   Unexercisable (U)         Unexercisable (U)

Andrew I. Neckowitz    80,000  (E)             $ 7,492     (E)
			  -    (U)                 -       (U)



Long-Term Incentive and Pension Plans. The Company does not have any long-term incentive or pension plans.

Compensation of Directors. Directors who are not officers of the Company generally receive meeting attendance fees of $300. However, each such director waived his right to receive such fees during 1995. Annual retainers are not currently provided to directors; however, such retainers may be reinstituted in the future. Directors are eligible to receive grants of options under the Company's stock option plan. No stock options were granted to any directors of the Company during 1995.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements.
In December 1990 the Company entered into a five-year employment agreement with Andrew Neckowitz, which commenced on January 20, 1991 and expired on December 31, 1995. As of March 31, 1996, Mr. Neckowitz' expired employment agreement has not been renewed by the Company; however, Mr. Neckowitz continues to serve as the Company's President and Chief Operating Officer.

Pursuant to the agreement, Mr. Neckowitz served as the President and Chief Operating Officer of the Company. The agreement provides for an initial base salary of $120,000 that increased from year to year throughout the term of the agreement to a maximum of $150,000 in 1995, plus cost of living adjustments. Under the agreement, Mr. Neckowitz was also entitled to annual cash bonuses starting at $50,000 for the first year of the agreement and increasing from year to year to a maximum of $105,000 for 1995, subject to reduction in the event the Company did not attain certain financial goals. Pursuant to the agreement, Mr. Neckowitz was granted options for 80,000 shares of Common Stock at an exercise price of $.46875 per share, subject to vesting at 25% per year if certain financial goals were achieved by the Company. Mr.Neckowitz also received a grant of 20,000 shares of Common Stock that vested 25% per year. The above-referenced financial goals were not attained in fiscal 1991, 1992 and 1993, and the Company's Board of Directors has waived such requirements with respect to bonuses and stock options for fiscal year 1991 and with respect to stock options for fiscal years 1992, 1993, 1994 and 1995. Although no bonuses were granted under the employment agreement for 1993, 1994 and 1995, management reserves the right to grant an additional bonus to Mr. Neckowitz in a future period at management's discretion.

The Company has also entered into a five-year employment agreement with Robert L. Scott, which commenced on January 20, 1991 and expired on December 31, 1995. As of March 31, 1996, Mr. Scott's expired employment agreement has not been renewed by the Company; however, Mr. Scott continues to serve as the Company's Vice President of Sales and Marketing.

Pursuant to the agreement, Mr. Scott served as the Vice President of Sales and Marketing of the Company. The agreement provided for an annual base salary of $94,000, subject to annual adjustment for cost of living increases. The agreement also provided for an annual cash bonus not to exceed $40,000 if certain financial goals were met by the Company. Such financial goals were not attained in fiscal 1991, 1992 and 1993; however, the Company's Board of Directors waived such requirements for fiscal 1991 and 1992. Although no bonuses were granted under the employment agreement for 1993, 1994 and 1995, management reserves the right to grant an additional bonus to Mr. Scott in a future period at management's discretion. Pursuant to the agreement, Mr. Scott was granted 10,000 shares of Common Stock and options to acquire 30,000 shares of Common Stock at a price of $.46875. These shares and options vest at the rate of 20% per year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	 MANAGEMENT

The following information is furnished as of December 31, 1995 as to the beneficial ownership of the Company's Common Stock by (i) each of the Named Executive Officers (as defined in Item 11 above); (ii) each other director of the Company; (iii) each person known by the Company to be a beneficial owner of more than 5% of the Common Stock; and (iv) all directors and executive officers of the Company as a group:


				 Shares of          Percentage
Name and Address                Common Stock         of Class

Amancio Victor Suarez(1)(2)       1,054,160           36.6%
16501 N.W. 16th Court
Miami, Florida 33169

Andrew I. Neckowitz(2)(3)            80,000            3.5%
16501 N.W. 16 Court
Miami, Florida 33169

Carlos Ortega(2)                    433,334           15.1%
c/o Cargil International Corp.
6812 N.W. 77th Court
Miami, Florida 33166

Giraldo Leyva(2)                    433,334            15.1%
c/o Cargil International Corp.
 6812 N.W. 77th Court
 Miami, Florida 33166

Jose R. Aldariz(2)                  133,334             4.6%
c/o Cargil International Corp.
6812 N.W. 77th Court
Miami, Florida 33166

All directors and officers        2,076,328            72.8%
as a group (8 persons)(4)


(1)    Includes 21,000 shares owned of record by a relative of Mr. Suarez.

(2) The shares owned by such persons are subject to a shareholders agreement providing for, among other things, the election of certain persons to the Company's Board of Directors and certain restrictions on transfer of such shares. See Item 13.

(3)    Includes 80,000 shares subject to presently exercisable options.

(4)    Includes 135,500 shares subject to presently exercisable options.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
As of December 31, 1994, the Company owed approximately $202,000 to Amancio Victor Suarez, Chairman of the Board and Chief Executive Officer of the Company, on loans previously made by Mr. Suarez to the Company from time to time. During 1995, Mr. Suarez had an informal commitment with the Company to lend from time to time, at his sole discretion, up to an additional $500,000 to the Company on a demand basis. The loans bear interest at prime plus 2.5%. During 1995, Mr. Suarez loaned the Company approximately $402,000. As of December 31, 1995, the aggregate amount owed by the Company to Mr. Suarez was approximately $604,000 on a demand basis. For 1996, Mr. Suarez has continued his informal commitment to loan up to an additional $500,000 to the Company on a demand basis, at his discretion.

During 1991, 1992 and 1995, Andrew Neckowitz, the Company's President and Chief Operating Officer, advanced certain funds to the Company. This amount bears a market rate of interest, is due upon demand and had an outstanding balance of approximately $158,000 at December 31, 1995.

In connection with the Company's private placement of common stock to Carlos Ortega, Giraldo Leyva and Jose Aldariz ( the "Investors") in 1992, the Investors entered into a shareholders agreement ("Shareholders Agreement") with the Company, Mr. Suarez and Mr. Neckowitz. Mr. Suarez and the Investors, respectively, are sometimes referred to below as the "Shareholders." The Shareholders Agreement includes certain provisions governing the size and composition of the Company's Board of Directors and restricting the manner and terms by which Common Stock owned by Mr. Suarez and the Investors may be sold or transferred. More specifically, among other things, Mr. Suarez and the Investors have agreed to vote their shares of Common Stock so that (i) the number of directors on the Board shall be five, provided that the number of directors shall be reduced by one for each 20,000 shares transferred by Mr. Suarez or the Investors other than pursuant to a "Permitted Transfer"
(as defined), but in no event will the Board consist of less than three directors, (ii) the following persons will be elected to the Board: (a) two representatives designated by Mr. Suarez (which representatives currently consist of Mr. Suarez and Mr. Neckowitz), subject to reduction in the event of certain share transfers other than Permitted Transfers; (b) two representatives designed by the Investors (which representatives currently consist of Mr. Ortega and Mr. Leyva), subject to reduction in the event of certain share transfers other than Permitted Transfers; and (c) one representative mutually agreed by Mr. Suarez and the Investors, (iii)
Mr. Suarez or his designee shall be Chairman of the Board, so long as certain share transfers do not occur, and (iv) the removal of any such representative from the Board may be made only by the Shareholder that designated the representative. For purposes of the Shareholders Agreement, a Permitted Transfer is generally defined as a pledge of shares to any bona-fide financial institution pursuant to a written loan agreement, but any transfer of shares resulting from a foreclosure on such a pledge will not constitute a Permitted Transfer.

The Shareholders Agreement will terminate by its terms in November 1997, subject to earlier termination upon certain specified events, including
(i) in the event that Mr. Suarez and the Investors each sells more than 200,000 shares other than pursuant to a Permitted Transfer, or (ii) at the option of Mr. Suarez or the Investors, if the other sells more than 40,000 shares other than pursuant to a Permitted Transfer.

Under the Shareholders Agreement, no Shareholder may sell or transfer any shares other than pursuant to a Permitted Transfer or in the public market or in private transactions, provided, however, that such public or private sales may be made only if the shares to be sold by a Shareholder are first offered for sale to the other Shareholders at comparable terms and such other Shareholders do not purchase the shares.

Pursuant to the Shareholders Agreement, the Company granted Mr. Suarez, Mr. Neckowitz and the Investors certain demand and piggy-back registration rights to have the sale of certain amounts of their shares of Common Stock registered pursuant to a registration statement filed by the Company under the Securities Act of 1933. The Shareholders Agreement provides that any participation of Mr. Suarez, Mr. Neckowitz and the Investors in any such registration will be allocated pro-rata based upon their proportionate ownership of the Company's Common Stock.

PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
		ON FORM 8-K

(a)     1.      Financial Statements:

		Reference is made to the index to the Company's Consolidated Financial Statements following page 14 of this Annual Report on Form 10-K.

	2.      Financial Statement Schedules:

		These schedules are otherwise contained within the Company's Consolidated Financial Statements following page 14 of this Annual Report on Form 10-K.


	3.      Exhibits:

		Exhibit No. Description

		  3.1       Registrant's Articles of Incorporation,
			     as amended(1)
		  3.2       Registrant's Bylaws(2)
		 10.1       Employment Agreement with Andrew Neckowitz(3)
		 10.2       Employment Agreement with Robert L. Scott(3)
		 10.3       Amended and Restated 1990 Stock Option Plan
			     (Compensatory Plan)(4)
		 10.4       Credit Facility with Congress Financial
			      Corporation and Amendments thereto(5)
		 10.5       Shareholders Agreement(1)
		 22.1       List of Registrant's Subsidiaries(1)


(1) Incorporated by reference to the exhibit with the same number filed with the Registrant's Annual Report on Form 10-K for the year ended
    December 31, 1992, as amended.

(2) Incorporated by reference to the exhibit with the same number filed with the Registrant's Registration Statement No. 2-83088.

(3) Incorporated by reference to the exhibit with the same number filed with the Registrant's Annual Report on Form 10-K for fiscal 1990.

(4) Incorporated by reference to the exhibit with the same number filed with
    the Registrant's Annual Report   on Form 10-K for fiscal 1990.

(5) Filed in part herewith, and incorporated by reference to (i) exhibits 10.8, 10.9, 10.10, 10.11, 10.12 and 10.13 filed with the Registrant's
    Annual Report on Form 10-K for fiscal 1989, and (ii) exhibits 10.4 filed with the Registrant's Annual Reports on Form 10-K for fiscal 1990, 1991 and 1992, respectively.


(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the last quarter of the period covered by this report.


Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSMO COMMUNICATIONS CORPORATION

DATED:  March 29, 1996                            /s/ Amancio V. Suarez
						  AMANCIO VICTOR SUAREZ,
						  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: MARCH 29, 1996                            /s/ Amancio V. Suarez
						 AMANCIO VICTOR SUAREZ,
						 Chairman of the Board
						 Chief Financial Officer
						 Chief Executive Officer

						 /s/ Andrew I. Neckowitz
						 ANDREW I. NECKOWITZ
						 President, Chief Operating
						 Officer and Director

						 /s/ Carlos Ortega
						 CARLOS ORTEGA,
						 Director

						 /s/ Giraldo Leyva
						 GIRALDO LEYVA,
						 Director

						 /s/ Cesar Alvarez
						 CESAR L. ALVAREZ,
						 Director



EXHIBIT  10.4


December 31, 1995
Cosmo Communications Corporation
Cosmo Electronics, Inc.
16501 N.W 16 Court
Miami, Florida 33169

and

Cosmo Communications Canada, Inc.
1200 Eglinton Avenue
East Don Mills, Ontario

	RE:  Amendment to the Addendum to Accounts Financing Agreement
   		Dated October 30, 1989
Gentlemen:
Reference is made to the Addendum to Accounts Financing Agreement entered between us dated October 31, 1989.

By mutual agreement, Section 6.20 of the Addendum to Accounts Financing Agreement dated October 30, 1989 is hereby amended as follows:

	Section 6.20 Working Capital is deleted.

Except as amended herein, all the terms and conditions of the Security Agreements between us remain in full force and effect.

				      CONGRESS FINANCIAL CORPORATION
					 (Florida)
				       By:    /s/ Ramon Lebron
				       Ramon Lebron
				       Vice President

Accepted:
COSMO COMMUNICATIONS CORPORATION
By:           /s/ Amancio V. Suarez
Print Name:   Amancio V. Suarez
Title:       Chairman of the Board

COSMO ELECTRONICS, Inc.
By:           /s/ Amancio V. Suarez
Print Name:   Amancio V. Suarez
Title:        Chairman of the Board

COSMO COMMUNICATIONS CANADA, Inc.
By:           /s/ Amancio V. Suarez
Print Name:   Amancio V. Suarez
Title:        Chairman of the Board


EXHIBIT  10.4

March 28, 1996

Mr. Amancio V. Suarez, Chairman
Cosmo Communications Corporation
16501 N.W. 16 Court
Miami, Florida 33169

Dear Mr. Suarez:
Please be advised that Congress Financial Corporation ( Florida) hereby waives the $1,000,000 net worth requirement specified in Section 6.19 of the Accounts inancing Agreement between us dated October 30, 1989 through December 31, 1996. We have not waived any other events of default whether with respect to this item or any other items with respect to the period ending December 31, 1996 or any other period.

Very truly yours,
Congress Financial Corporation (Florida)

/s/ Ramon Lebron
Ramon Lebron
Vice President


COSMO COMMUNICATIONS CORPORATION AND
SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


							Page
INDEPENDENT AUDITORS' REPORT                            F-1

CONSOLIDATED BALANCE SHEETS
	AS OF DECEMBER 31, 1995 AND 1994                F-2

CONSOLIDATED STATEMENTS OF OPERATIONS
	FOR EACH OF THE THREE YEARS IN THE
	PERIOD ENDED DECEMBER 31, 1995                  F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
	EQUITY FOR EACH OF THE THREE YEARS IN THE
	PERIOD ENDED DECEMBER 31, 1995                  F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
	EACH OF THE THREE YEARS IN THE PERIOD ENDED
	DECEMBER 31, 1995                               F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              F-6







INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Cosmo Communications Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Cosmo Communications Corporation and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche
Deloitte & Touche LLP
Miami, Florida
March 25, 1996


COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 and 1994
ASSETS                                            1995             1994


CURRENT ASSETS:
 Cash and cash equivalents                     $ 1,097,000     $   936,000
 Accounts receivable, net of an allowance for
 doubtful accounts of $184,000 and $57,000, in
 1995 and 1994, respectively                     4,945,000       3,291,000
 Inventories                                     3,703,000       3,246,000
 Other                                              65,000         120,000
						__________       _________
    Total current assets                         9,810,000       7,593,000

PROPERTY AND EQUIPMENT, net                      1,542,000       1,571,000

OTHER                                              474,000         763,000
					       ___________      __________

TOTAL                                         $ 11,826,000     $ 9,927,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses      $   3,576,000    $  2,312,000
  Credit facilities                              6,492,000       5,308,000
  Due to principal stockholder                     604,000         202,000
  Other                                            227,000         185,000
					       __________       ___________
    Total current liabilities                   10,899,000       8,007,000
					       __________       ___________
LONG-TERM DEBT                                     465,000         487,000
					       __________       ___________
COMMITMENTS AND CONTINGENCIES   (NOTE 7)

STOCKHOLDERS' EQUITY:
 Convertible cumulative preferred stock,
  $0.01 par value; 30,000 shares authorized,
  none issued
 Preferred stock, $0.01 par value; 9,970,000
  shares authorized, none issued
 Common stock, $0.05 par value; 4,000,000
  shares authorized; 2,642,000 and 2,633,000
  shares issued and outstanding as of
  December 31, 1995 and 1994, respectively        133,000          131,000
 Additional paid-in capital                    25,410,000       25,406,000
 Accumulated deficit                          (23,343,000)     (22,366,000)
 Cumulative translation adjustment             (1,738,000)      (1,738,000)
					       ___________       ___________
Total stockholders' equity                        462,000        1,433,000
					       ___________       ___________
TOTAL                                         $11,826,000      $ 9,927,000

See notes to consolidated financial statements.



COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995

				     1995            1994              1993

SALES                           $ 15,243,000     $ 15,772,000     $ 13,883,000

COST OF SALES                     12,044,000       11,611,000     10,211,000
				 ___________       __________       ___________

GROSS MARGIN                       3,199,000        4,161,000        3,672,000
				 ___________       __________       __________
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES:
  Selling expenses                 1,540,000        1,536,000        1,314,000
  General and administrative
   expenses                        2,049,000        1,961,000       1,733,000
				 ____________     ___________       __________

Total selling, general and
 administrative expenses           3,589,000        3,497,000       3,047,000
				 ____________     ___________      ___________

(LOSS) INCOME FROM OPERATIONS       (390,000)         664,000         625,000
				 ____________     ___________      ___________

OTHER INCOME (EXPENSE):
  Interest expense                  (685,000)        (577,000)        (558,000)
  Interest income                     57,000           93,000          100,000
  Other, net                          41,000           58,000           9,000
				  ____________     __________       ___________
Total other expense, net            (587,000)        (426,000)      (449,000)__

NET (LOSS) INCOME               $   (977,000)     $   238,000     $    176,000

NET (LOSS) INCOME PER SHARE:

   Primary                      $     (0.37)      $      0.08     $       0.11
   Fully diluted                                                          0.06

WEIGHTED AVERAGE COMMON
AND EQUIVALENT SHARES
OUTSTANDING:

   Primary                         2,640,000        2,863,000         1,657,000
   Fully diluted                                                      2,856,000

See notes to consolidated financial statements.


COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995


		7-1/2%
	      Convertible
	      Cumulative     Common
	      Preferred      Stock        Add.              Cumul.
	     Stock Shares    Shares       Paid-in  Accum.   Transl.
	    Issued  Amount Issued  Amount Capital  Deficit  Adjust.   Total

					(in thousands)


BALANCE,
 DECEMBER 31,
 1992         120    $1    1,419  $ 71    $25,459  $(22,780) $(1,711) $1,040

Issuance of
 7,000 shares
 of common
 stock                         7                3                          3

Conversion of
the 7 -1/2%
convertible
preferred stock
into common
stock         120   (1)    1,200    60        (59)

Net income                                              176                 176

Translation
adjustment                                                        (26)     (26)
	   ______  _____   ______   _____   ______    _______    ______   _____
BALANCE,
DECEMBER
31, 1993                   2,626     131    25,403   (22,604)   (1,737)   1,193

Issuance of
7,000 shares
of common
stock                          7                3                           3

Net income                                               238                238

Translation
adjustment                                                         (1)      (1)
	 ______  ______   ______   _____   _______    _______   _______   _____
BALANCE,
DECEMBER
31, 1994                  2,633      131   25,406    (22,366)   (1,738) 1,433

Issuance
of 9,000
shares
of common
stock                        9         2       4                             6

Net (loss)                                             (977)              (977)
	 _______  _____   ______   _____    ______   _______    _______  ______
BALANCE,
DECEMBER
31, 1995                   2,642     133    25,410   (23,343)   (1,738)   462
	 ______   _____   ______   _____   _______   _______    _______  ______

See notes to consolidated financial statements.



COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995

						1995       1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                          $ (977,000)  $ 238,000  $  176,000
Adjustments to reconcile net (loss) income
to net cash (used) provided by operating
activities:
Depreciation and amortization                 318,000     230,000     156,000
Issuance of shares of common stock to
 certain employees                              5,000       3,000       3,000
(Increase) in accounts receivable,net      (1,654,000)   (547,000) (1,326,000)
(Increase)  in inventories and other assets  (177,000)   (773,000)   (497,000)
Increase (decrease) in accounts payable,
 accrued expenses and other current
 liabilities                                1,306,000     921,000     366,000
Translation adjustment                                     (1,000)   (26,000)
					    _________    _________   _________

Net cash (used) provided by financing
 activities                               ( 1,179,000)     71,000 (1,148,000)
					    _________    _________   _________

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment         (224,000)    (138,000)   (12,000)

CASH FLOWS FROM FINANCING ACTIVITIES :
Net increase (decrease) in credit
 facilities and long-term debt
 repayments                                1,162,000     (201,000) 1,289,000
Net increase in due to stockholders          402,000       19,000    188,000
					  _________      __________    ________

Net cash provided (used) by financing
 activities                                1,564,000     (182,000)   1,477,000
					   _________     __________    ________

(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                161,000     (249,000)    317,000

CASH AND CASH EQUIVALENTS AT THE
  BEGINNING OF THE YEAR                      936,000    1,185,000      868,000
					   _________   __________     ________

CASH AND CASH EQUIVALENTS AT THE
  END OF THE YEAR                       $ 1, 097,000  $   936,000  $1,185,000


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION- Cash paid during the year
  for interest                          $    588,000  $   510,000  $   468,000


SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES:
Conversion of the 7-1/2% convertible
 cumulative preferred stock into
 common stock                                                      $  1,200,000

Issuance of shares of common stock to
 certain employees                      $      4,000  $     3,000  $      3,000


See notes to consolidated financial statements.


COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995


1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General - Cosmo Communications Corporation and subsidiaries (the "Company") is a publicly-owned entity. The Company markets and distributes clocks and other consumer electronic products. The Company has significant operations in the United States, Hong Kong and Canada.

Use of Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments - The Company's financial instruments include cash and cash equivalents, receivables, payables, debt and credit facilities. The fair value of such financial instruments have been determined based on current market interest rates as of December 31, 1995. The fair values of these instruments were not materially different than their carrying ( or contract) values.

Financial and Management's Plans - During 1995, the Company experienced a difficult retail climate and increased competition. In addition, several large retailers in the United States changed their corporate policies to reduce their inventory levels. As a result of these factors, the Company's gross margins decreased, sales projected for 1995 were not met and an operating loss from operations was incurred. During 1996, management has implemented a plan to eliminate its losses. This plan includes an intensification of the Company's sales efforts through the addition of new sales representatives and the introduction of new products within existing product lines. The Company will also pursue new product categories through increased sourcing activities in the Far East. It is anticipated that the introduction of new product categories will assist the Company in capturing new markets within the retail arena.

Management believes that through its existing credit facilities and the informal commitment of the Company's principal stockholder to loan up to an additional $500,000 to the Company on a demand basis, at his discretion, the Company will be able to meet it's working capital requirements during 1996. The Company's ability to successfully implement its plans to eliminate its losses is dependent upon a number of factors beyond its control.
These factors include the overall retail climate and competition. There can be no assurance that the Company's sales, gross margins, operating results and financial condition will improve in fiscal year 1996.

Principles of Consolidation - The Company includes, in consolidation, its wholly owned subsidiaries which are as follows: Cosmo Time Corporation, Caonabo Cigars Corporation (formerly known as Cosmo Air, Inc.), Cosmo Lighting, Inc., Cosmo Electronics, Inc. (formerly Topp Electronics, Inc.), Cosmo Communications (H. K.) Limited, Cosmo Communications Canada, Inc., and Cosmo Worldwide Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents - All highly liquid instruments with a maturity of three months or less when acquired are considered cash equivalents.

Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment - Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets which range from three to eight years for property and equipment other than the building which is depreciated over thirty years.

Other Assets - Other assets include an original amount of $983,000 of excess cost over fair market value of net assets acquired. Such amount is being amortized on a straight-line basis over fifteen years. The unamortized balance at December 31, 1995 and 1994 amounted to $ 390,000 and $455,000, respectively.

Foreign Currency Translation - The accounts of the foreign subsidiaries were translated into U.S. dollars in accordance with the provisions of Statement of Financial Accounting Standards No. 52 ("Statement No. 52"). Management has determined that the Hong Kong dollar is the functional currency of the Hong Kong subsidiaries and the Canadian dollar is the functional currency of the Canadian subsidiary. Certain current assets and liabilities of these foreign entities are denominated in U.S. dollars. In accordance with the provisions of Statement No. 52, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant periods. Adjustments resulting from the translation of the financial statements from their functional currencies to U.S. dollars are accumulated as a separate component of stockholders' equity and have not been included in the determination of income for the relevant periods.

Revenue Recognition - Sales are recognized upon shipment of goods. During the years ended December 31, 1995, 1994, and 1993, sales to a single customer accounted for approximately 34%, 37%, and 20%, respectively, of total sales. Accounts receivable corresponding to this customer approximated $554,000 and $834,000 as of December 31, 1995 and 1994, respectively.

Warranty Costs - The Company's products are sold with a one-year limited warranty. The net cost of warranty repairs is charged to cost of sales when the repair work is performed. Historically, the Company's annual net warranty liability has not been significant.

Research and Development - The costs of research and development associated with new product design, engineering, tooling, and testing are charged to cost of sales as incurred. Such expenses aggregated approximately $225,000 in both 1995 and 1994, and $195,000 in 1993.

Income Taxes - The Company follows the guidelines contained in Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes. In addition, SFAS No. 109 requires that deferred tax liabilities and assets be adjusted in the period of enactment for the effect of an enacted change in tax laws or rates.

Earnings Per Share - Earnings per share has been presented after giving retroactive effect to the first period presented for a 1 for 5 reverse stock split effected October 31, 1994 (see Note 8).

Primary earnings per common share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding for each period. As of December 31, 1995, there were no dilutive common equivalent shares outstanding. As of December 31, 1994 and 1993, common equivalent shares include the dilutive effect of the stock grants (see Note 7) and of the stock options using the treasury stock method (see Note 8). As of December 31, 1993, fully diluted earnings per common share assumes the conversion of the 7.5% convertible cumulative preferred stock as of January 1, 1993 with net income adjusted for the related interest expense.

Recently Issued Accounting Pronouncement - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"). SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 will apply to the Company for the year ended December 31, 1996. Adoption of SFAS No. 121 is not expected to have a material impact on the financial position of the Company or its results of operations.

2.      ACCOUNTS RECEIVABLE

The activity for the allowance for doubtful accounts is as follows for the years ended December 31 :

					1995          1994          1993

	Beginning balance            $ 57,000     $  57,000    $   65,000
	Provision                     136,000        23,000        32,000
	Write-offs, net of recoveries  (9,000)      (23,000)      (40,000)
	Ending balance               $184,000     $  57,000    $   57,000

The Company carries accounts receivable at the amounts it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimated.


3.      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:

				       1995           1994
	Land                    $   400,000    $   400,000
	Building                  1,600,000      1,600,000
	Leasehold improvements      269,000        296,000
	Plant and equipment         964,000        747,000
	Auto and trucks              21,000         14,000
	Furniture and fixtures      204,000        177,000

	Subtotal                  3,458,000       3,234,000

	Less accumulated
	depreciation
	and amortization        ( 1,916,000)     (1,663,000)

	Total                   $ 1,542,000    $  1,571,000


4.      CREDIT FACILITIES

The following are the Company's credit facilities:

United States and Canada Operations - The Company utilizes a credit facility of up to $7,500,000 expiring on December 31, 1996. The credit facility is secured by substantially all assets of the Company, including a second mortgage on the Company's land and building in the United States.
Borrowings are tied by formula to eligible accounts receivable and inventories. Interest is charged on outstanding borrowings at prime (8.75% at December 31, 1995) plus 2.5%. As of December 31, 1995 and 1994, borrowings outstanding under this credit facility amounted to $3,752,000 and $3,617,000, respectively. The credit facility contains certain restrictive covenants. The most restrictive covenant relates to a minimum net worth requirement, which was not met by the Company as of December 31, 1995. However, the lender has waived the minimum net worth requirement through December 31, 1996.

The Company, during 1992, obtained an additional credit facility from a financial institution in the amount of $1,200,000. This facility is collateralized by $300,000 in interest-bearing deposits and is guaranteed by certain stockholders of the Company. Interest is charged on outstanding borrowings at prime plus 2.5%. As of December 31, 1995 and 1994, borrowings outstanding under this credit facility amounted to $1,062,000 and $840,000, respectively. As of December 31, 1995, there were no open letters of credit under this line.

The Company has an additional line of credit facility from a financial institution. This credit facility is secured by a secondary interest in all assets of the Company. Interest is charged on outstanding borrowings at prime plus 2%. As of December 31, 1995 and 1994, borrowings outstanding under this credit facility amounted to $1,131,000 and $357,000, respectively. Subsequent to December 31, 1995, the Company has agreed to payoff the remaining balance amounting to $490,000 on a term basis, but no later than December 31, 1996.

Hong Kong Operations - The Company utilizes an overdraft credit facility. Maximum borrowings under this facility are approximately $777,000 to cover bank overdrafts. Interest is charged on outstanding borrowings at the local prime rate (approximately 7.25% as of December 31, 1995) plus 1%. The facility is secured by short-term bank deposits of approximately $612,000.
As of December 31, 1995 and 1994, borrowings outstanding under the overdraft credit facility amounted to approximately $547,000 and $494,000, respectively.

5.      LONG-TERM DEBT

Long-term debt consisted of the following as of December 31:

							1995        1994
	First mortgage note at 11%, payable
	 in monthly installments of principal and
	 interest of approximately $7,000 through
	 the year 2004, collateralized by land and a
	 building with a net book value of $996,000
	 at December 31, 1995                          $ 500,000  $ 518,000

	Less amount payable in one year                  (35,000)   (31,000)

	Total                                          $ 465,000  $  487,000



6.      INCOME TAXES

The domestic and foreign components of net (loss) income were as follows for the years ended December 31:

				    1995           1994          1993
	Domestic              $ (1,095,000)   $  (500,000)   $ (496,000)
	Foreign                    118,000        738,000       672,000
	Total balance         $   (977,000)   $   238,000    $  176,000


Domestic - The Company has unused domestic tax loss carryforwards of approximately $45,760,000 to offset future taxable income. Such carryforwards expire from the year 1996 through the year 2010. Included in the tax loss carryforwards are approximately $23,847,000 obtained in connection with the acquisition of Cosmo Electronics, Inc. which are only available to offset future taxable income of Cosmo Electronics, Inc. The deferred tax asset and related valuation allowance recorded by the Company as a result of these domestic tax loss carryforwards is $17,200,000 as of December 31, 1995.

Foreign - The Company has unused foreign tax loss carryforwards of approximately $2,000,000 to offset future taxable income. Approximately $1,200,000 of these tax loss carryforwards expire in the years 1997 and 1998. The remainder may be carried forward indefinitely. The deferred tax asset and related valuation allowance recorded by the Company as a result of these foreign tax loss carryforwards is $720,000.

The Company has reduced the deferred tax assets resulting from its domestic and foreign tax loss carryforwards by a valuation allowance as it has determined that it is more likely than not that the deferred tax assets will not be realized. The change in the valuation allowances from December 31, 1994 to December 31, 1995 for the domestic and foreign components was a decrease of $2,038,000 and an increase of $66,000, respectively.

During 1994, the Company's Hong Kong subsidiary made a distribution to a domestic subsidiary in the amount of approximately $7,500,000. Under U.S. income tax laws, such transaction is treated similar to a taxable distribution of a foreign subsidiary's accumulated earnings. The tax liability resulting from this transaction was offset entirely by net operating loss carryforwards.

7.      COMMITMENTS AND CONTINGENCIES

Litigation - From time to time, the Company is engaged in ordinary routine litigation incidental to its operations. The Company, after considering the advice of legal counsel, believes that any such litigation will not have a material adverse effect on its consolidated financial position.

Employment Agreements - In 1991, the Company entered into a five-year employment agreement with Andrew Neckowitz to serve as President and Chief Operating Officer of the Company. This agreement, which became effective on January 20, 1991 and expired on December 31, 1995, provides for an initial base salary of $120,000, escalating throughout the five-year term to $150,000 plus cost of living adjustments. Under his employment agreement, Mr. Neckowitz is entitled to an annual cash bonus (starting at $50,000 the first year and escalating to $105,000 the last year of employment with cost of living adjustments) and the right to earn options of up to 80,000 shares of common stock at an exercise price of $.46875 per share if certain financial goals are achieved by the Company during the term of the employment agreement. These stock options may be earned by Mr.Neckowitz 25% annually beginning on March 31, 1992 through March 31, 1995. The Company waived the requirement that certain financial goals be achieved in order to earn the stock options. However, no bonuses have been accrued for Mr. Neckowitz at December 31, 1995 and 1994 as the financial goals specified by his employment agreement were not met in 1995 and 1994. As of December 31, 1995, Mr. Neckowitz held 80,000 stock options all of which are exercisable. Mr. Neckowitz also received a 20,000 common stock grant on January 21, 1991, that earned 25% annually throughout the term of his employment agreement. As of the date of this report, Mr. Neckowitz' expired employment agreement has not been renewed by the Company; however, Mr. Neckowitz continues to serve as the Company's President and Chief Operating Officer.

The Company also entered into a five-year employment agreement with Robert
L. Scott, commencing on January 20, 1991 and ending on December 31, 1995, for Mr. Scott to serve as the Vice President of Sales and Marketing of the Company. The employment agreement provides for an annual base salary of $94,000, to be adjusted for cost of living increases commencing in January 1994. The agreement also provides for an annual cash bonus not to exceed $40,000 if certain financial goals are met by the Company. No bonuses have been accrued for Mr. Scott at December 31, 1995 and 1994 as the financial goals specified by his employment agreement were not met in 1995 and 1994.
Mr. Scott has been granted 10,000 shares of common stock that was earned
20% annually throughout the term of his employment agreement. In addition, Mr. Scott has been granted options to acquire up to 30,000 shares of common stock at $.46875. These options vest and are exercisable 20% annually throughout the term of his employment agreement. As of December 31, 1995, Mr. Scott held 30,000 stock options all of which are exercisable. As of the date of this report, Mr. Scott's expired employment agreement has not been renewed by the Company; however, Mr. Scott continues to serve as the Company's Vice President of Sales and Marketing.

In the event that any individual or entity owns a greater percentage of the common stock of the Company than Mr. Amancio Victor Suarez and his associates and affiliates or if the Company is liquidated, all or substantially all of its assets are sold or if the Company is taken private by certain actions of Mr. Suarez, all grants and stock options granted to Messrs. Neckowitz and Scott would become fully vested and exercisable immediately.

8.      STOCKHOLDERS' EQUITY

Reverse Stock Split - On October 31, 1994, the Company effected a 1 for 5 reverse stock split. Accordingly, the consolidated financial statements have been retroactively effected, as if the reverse stock split had occurred in the first period presented.

Convertible Cumulative Preferred Stock - Effective December 31, 1992, the Company issued 120,000 shares of 7.5% convertible cumulative preferred stock ("Convertible Preferred Stock"), $.01 Par Value, $10 Liquidation Value, to the principal stockholder in exchange for the conversion of loans made to the Company in the amount of $1,200,000. The Convertible Preferred Stock may be converted into common stock at a price of $1 per share of common stock. Effective December 31, 1993, the holders of the Convertible Preferred Stock elected to convert their shares into common stock. Primary earnings per share for the year ended December 31, 1993, as if the conversion had occurred on January 1, 1993, is .05 per share computed based on 2,854,000 weighted average common and common equivalent shares outstanding.

Stock Option Plan - The Board of Directors of the Company (the "Board") adopted the 1990 Stock Option Plan effective December 15, 1990. Effective December 23, 1994, the 1990 Stock Option Plan was amended and restated (the "Plan"). The Plan reserved 270,000 shares of common stock for issuance thereunder. Under the Plan, the Company may grant incentive stock options, nonqualified stock options, and stock appreciation rights. The purpose of the Plan is to further the best interests of the Company and its subsidiaries by encouraging employees and consultants of the Company and its subsidiaries to continue association with the Company. The employees eligible to participate in the Plan as recipients of stock options or stock appreciation rights are such officers and employees of the Company and such other key employees of the Company and its subsidiaries as the Board shall from time to time determine, subject to the limitations of the Plan.

The Plan is administered by the Board or by a committee of the Board designated by the Board. The Board, or such committee, determines, among other things, which officers, employees and directors of the Company receive options or stock appreciation rights under the Plan, the number of shares to be covered by the options, and the date of grant of such options. The options granted under the Plan terminate at the earlier of (i) a date set by the Board at the time of grant, or (ii) ten years from their respective dates of grant, except in the case of incentive stock options granted to a shareholder owning ten percent (10%) or more of the Company's common stock, with respect to whom options granted are exercisable over a period no longer than five years. The exercise price for stock options granted under the Plan is determined by the Board and is required to be at least the par value per share of the common stock, except in the case of incentive stock options (which must have a price which is not less than fair market value) granted to a shareholder owning ten percent (10%) or more of the Company's common stock, with respect to whom the exercise price is required to be at least one hundred ten percent (110%) of such fair market value. The exercise price must be paid in full by an employee in cash, common stock of the Company or any other form of payment permitted by the Board.

As of December 31, 1995 and 1994, 252,000 stock options were outstanding of which 215,000 and 149,000, respectively, were exercisable. No stock options were granted during 1995 and 1994. The exercise price of the stock options range from $.45 - $1.55 per option.

9.      GEOGRAPHIC AREA AND FOREIGN OPERATIONS INFORMATION

The Company operates in one industry segment. The Company's principal operations, where identifiable assets are maintained, are in the United States, Hong Kong, and Canada. Sales are primarily to retailers within the United States, although approximately 40% of net receivables at December 31, 1995 are from international customers.

Identifiable assets are those assets which are identified with operations of a particular geographic area. Corporate assets include cash and cash equivalents and the intangible asset resulting from the Canadian acquisition.

				    Domestic  Foreign  Eliminations  Total

					     ( in thousands)
1995

    Sales to unaffiliated customers $ 8,992   $ 6,251              $ 15,243
    Transfers between geographic
      areas                                       140      (140)
				    ______  ________   ________    _______
    Total sales                    $  8,992  $  6,391   $  (140)   $ 15,243

    (Loss) from operations         $  (538)  $    148              $ ( 390)

    Identifiable assets            $ 8,362   $  1,977              $ 10,339
    Corporate assets                   872        615                 1,487
				   ________  ________              _______
    Total assets                   $ 9,234   $  2,592              $ 11,826


				   Domestic  Foreign   Eliminations   Total

					       ( in thousands)
 1994
   Sales to unaffiliated customers $ 10,017  $ 5,755                $ 15,772
   Transfers between geographic
    areas                                              $  (485)
				    _______    ______     ______     _______
   Total sales                     $ 10,017  $ 5,755   $  (485)     $ 15,772


   (Loss) income from operations   $   (98)  $   762                $    664


   Identifiable assets             $  6,599  $ 1,937                $  8,536
   Corporate assets                     798      593                   1,391
				    _______   ______                  ______

   Total assets                    $  7,397  $ 2,530               $  9,927

1993

   Sales to unaffiliated customers $  8,992  $ 4,891               $ 13,883
   Transfers between geographic
    areas                                        250   $  (250)
				    _______  _______    ________   ________

    Total sales                    $  8,992  $ 5,141   $  (250)    $ 13,883

    (Loss) income from operations  $    (98) $   723               $    625

    Identifiable assets            $   6,147 $ 1,097               $  7,244
    Corporate assets                   1,034     672                  1,706
				   ________  _______                ________

    Total assets                   $  7,181  $ 1,769               $  8,950


10.     RELATED PARTY BALANCES

Due to principal stockholder bears interest at prime plus 2.5% and has no set repayment terms. Included in other current liabilities is $158,000 and $118,000 as of December 31, 1995 and 1994, respectively, due to the Company's President, bearing interest at prime plus 2.5% and with no set repayment terms. Total interest expense incurred related to these balances for the years ended December 31, 1995 and 1994 approximated $38,000 and $30,000, respectively.

				* * * * * *