Form 10-Q
period 1996-03-31
COSMO COMMUNICATIONS CORP
filed 1996-05-16
CIK 718096

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended   March 31, 1996

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
Yes     X       No

2,642,000 shares of the issuer's Common Stock were outstanding as of the latest practicable date March 31, 1996.







INDEX


Registrant's Representations.............................................  3
Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets
March 31, 1996 and December 31, 1995.....................................  4-5

Condensed Consolidated Statements of Operations
for the three months ended March 31,
1996 and 1995............................................................  6

Condensed Consolidated Statements of Cash Flows for
the three months ended March 31, 1996 and 1995...........................  7

Notes to Condensed Consolidated
Financial Statements.....................................................  8

Management's Discussion and Analysis of
Financial Condition and Results of Operations............................  9-11

Signature................................................................  12



















PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

The registrant represents that the Condensed Consolidated Financial Statements furnished herein have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years and that such Condensed Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Cosmo Communications Corporation and its subsidiaries (the "Company"), as of March 31, 1996 and the results of its operations and its cash flows for the three months then ended.





































COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                 					      (Unaudited)

					                                         March 31,     December 31,
	                                         					 1996           1995
CURRENT ASSETS

Cash and cash equivalents                     $ 642,000     $ 1,097,000

Receivables-
  Trade, less allowance for doubtful
     accounts of $ 193,000 at March 31,
     1996 and $ 184,000 at December
      31, 1995.                               3,557,000       4,945,000

Inventories                                   3,209,000       3,703,000

Other                                            60,000          65,000
                                     					     -----------     -----------
	   Total current assets                      7,468,000       9,810,000


PROPERTY AND EQUIPMENT, at cost               3,468,000       3,458,000

  Less - Accumulated depreciation            (1,951,000)     (1,916,000)
                                    					    ------------    ------------
PROPERTY AND EQUIPMENT, net                   1,517,000       1,542,000

OTHER ASSETS                                    458,000         474,000
                                    					    -----------     ------------

TOTAL                                       $ 9,443,000    $ 11,826,000



See notes to condensed consolidated financial statements.





COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	                                  				  (Unaudited)
                                    					  March 31,       December 31,
                                   					     1996             1995
CURRENT LIABILITIES
  Accounts payable and accrued expenses  $ 1,529,000      $ 3,576,000
  Credit facilities                        6,072,000        6,492,000
  Due to principal stockholder               633,000          604,000
  Other                                      369,000          227,000
                                   					  -----------      ------------
Total current liabilities                  8,603,000       10,899,000

LONG-TERM DEBT                               456,000          465,000
                                    					  -----------    ------------
  Total liabilities                        9,059,000       11,364,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Convertible cumulative preferred stock,
  $.01 par value; 30,000 shares authorized,
   none issued.
Preferred stock, $.01 par value; 9,970,000
  shares authorized, none issued.
Common stock, $.05 par value,
  4,000,000 shares authorized,
  2,642,000 shares issued and
  outstanding at March 31, 1996
  and December 31, 1995.                    133,000          133,000

Additional paid-in capital               25,410,000       25,410,000

Accumulated deficit                     (23,421,000)     (23,343,000)

Cumulative translation adjustment        (1,738,000)      (1,738,000)

TOTAL STOCKHOLDERS' EQUITY                  384,000          462,000
                                    			 ------------      ------------

TOTAL                                  $  9,443,000      $ 11,826,000


See notes to condensed consolidated financial statements.


COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                       (Unaudited)

                             				       March 31,      March 31,
                                  					   1996           1995

SALES                                 $  4,192,000   $  3,995,000

COST OF SALES                            3,076,000      3,017,000
                            				       ------------    ------------
Gross Margin                             1,116,000        978,000

SELLING EXPENSES                           495,000        371,000

GENERAL AND ADMINISTRATIVE EXPENSES        489,000        438,000
                             			       ------------    ------------
  Income / (loss) from operations          132,000        169,000

OTHER INCOME / (EXPENSE):

  Interest expense                        (230,000)      (160,000)

  Interest income                           21,000         30,000

  Other, net                                (1,000)        (1,000)
                                   					------------   ------------
Total other expense, net                  (210,000)      (131,000)
                                   					------------   ------------

  Net income / (loss)                   $  (78,000)    $   38,000
	                                   				------------   ------------

INCOME / (LOSS) PER SHARE                     (.03)          0.01
                                   					------------   ------------
SHARES OUTSTANDING (AVERAGE):            2,642,000      2,866,000

 See notes to condensed consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

For the three Months Ended March 31, 1996 and 1995

                                           	 					 (Unaudited)
                                            						     1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                 $   (78,000)   $  38,000
Adjustments to reconcile net income (loss)
  to net cash used by operating activities:
  Depreciation and amortization                         51,000     201,000
  Issuance of 7,000 shares of common stock to
    certain employees                                                3,000
  Increase (Decrease) in accounts receivable,net     1,388,000    (558,000)
  Decrease in inventories, prepaid expenses
    and other assets                                   499,000     230,000
  Decrease in accounts payable,
    accrued expenses and other current liabilities  (1,905,000)   (217,000)
                                          						   ------------  -----------
	Net cash used by operating activities                 (45,000)  ( 303,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property & equipment                      (10,000)  ( 184,000)
						                                              ----------- ------------
	Net cash used by investing activities                 (10,000)  ( 184,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in credit facilities
   and long-term debt repayments                      (429,000)      172,000
Net increase in due to principal stockholders           29,000
                                          						     -----------  -----------
Net cash provided (used) by financing activities      (400,000)      172,000

      Decrease in cash and cash equivalents           (455,000)    ( 315,000)

Cash and cash equivalents, beginning of the period   1,097,000       936,000
                                            			     -----------  -----------
Cash and cash equivalents, end of the period         $ 642,000     $ 621,000
                                         						     ===========  ===========


Supplemental Disclosures of Cash Flow Information:


Cash paid during the period for interest             $ 209,000     $ 160,000
                                          						      =========    ==========


















See notes to condensed consolidated financial statements.
COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


MARCH 31, 1996 and 1995

(Unaudited)



1.  SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies followed by quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's report on Form 10K for the fiscal year ended December 31, 1995.

2.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory at March 31, 1996 and December 31, 1995 consisted primarily of finished goods.

3.  INCOME /(LOSS)PER SHARE:

Income (loss) per common share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding for each period.


ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		      AND RESULTS OF OPERATION

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the period included in the accompanying condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
Working capital was approximately ($1,135,000) at March 31, 1996, a reduction of approximately $ 46,000 from December 31, 1995. The ratio of current assets to current liabilities at March 31, 1996 was .87 to 1, as compared to .90 to 1 at December 31, 1995. The Company has met its working capital requirements for the three months ended March 31, 1996 primarily from internally generated funds, loans from the Company's principal stockholder and the use of cash and cash equivalents.

The Company utilizes a revolving credit facility with Congress Financial Corporation ("Congress") providing for borrowings up to $7,500,000 which expires on December 31, 1996. Maximum borrowings are tied by formula to eligible accounts receivable and inventories. Interest is charged on outstanding borrowings at prime plus 2.5%. This credit facility is secured by all assets of the Company, including a second mortgage on the Company's headquarters in the United States. As of March 31, 1996 and December 31, 1995, borrowings outstanding under this credit facility amounted to approximately $ 4,369,000 and $3,752,000, respectively, and are classified as current liabilties.

This credit facility with Congress contains certain restrictive covenants. The most restrictive covenant relates to minimum net worth requirements, which were not met by the Company as of March 31, 1996 and December 31, 1995. However, the lender has waived the minimum net worth requirements through December 31, 1996. The Company may not meet this covenant during 1996. Management anticipates that this credit facility may be renegotiated in 1996.

The Company, during 1992, obtained an additional credit facility from a financial institution in the amount of $1,200,000. The line was collateralized by $300,000 in interest-bearing deposits through December 31, 1995 and currently is strictly guaranteed by certain stockholders of the Company. Interest is charged on outstanding borrowings at prime plus 2.5%. As of March 31, 1996 and December 31, 1995, outstanding borrowings under this line amounted to approximately $635,000 and $1,062,000, respectively. As of March 31, 1996, there were no open letters of credit under this line.

The Company has an additional line of credit facility from a financial institution. The credit facility is secured by a secondary interest in all assets of the Company. Interest is charged on outstanding borrowings at prime plus 2%. At December 31, 1995, borrowings outstanding under this credit facility amounted to $1,131,000. During the first quarter of 1996, the Company paid down the balance outstanding on this credit facility, which amounted to $490,000 as of March 31, 1996. The Company has agreed to payoff the remaining balance on a term basis by no later than December 31, 1996. Unless this line is renegotiated, the Company cannot draw on this line.

The Company utilizes an overseas overdraft and trade financing credit facility. Maximum borrowings under this facility are approximately $777,000 to cover bank overdrafts. Interest is charged on borrowings at the local prime rate plus 1%. The facility is secured by short-term bank deposits of approximately $619,000. At March 31, 1996 and December 31, 1995, total borrowings under the facility amounted to approximately $577,000 and $547,000, respectively.

Management believes that through existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing at his discretion, the Company will be able to meet its working capital requirements during 1996.

FINANCIAL AND MANAGEMENT PLANS
The Company's stockholders' equity at March 31, 1996 and December 31, 1995 was $384,000 and $ 462,000, respectively. During the latter part of the first quarter of 1996, management began to implement a plan to reduce its losses. This plan includes an intensification of the Company's sales efforts through the addition of new sales representatives and the introduction of new products within existing product lines as well as the pursuit of new product categories. However, the Company's ability to successfully implement its plan to reduce losses is dependent upon a number of factors beyond its control. These factors include the overall retail climate and competition. There can be no assurance that the Company's sales, gross margins operating results of financial condition will improve during 1996.

RESULTS OF OPERATIONS

SALES
Sales for the first quarter of 1996 increased by approximately $197,000 or 5%
compared to the corresponding period in 1995.   Sales increased primarily due
to an increase in sales to Walmart, the Company's largest customer. Sales to Walmart during the three months ended March 31, 1996 represented approximately 27.5% of total sales for the same period.

COST OF SALES AND GROSS MARGIN
Gross margin as percentage of sales was approximately 26.6% in the first quarter of 1996 as compared to approximately 24.5% for the same period in 1995.

SELLING, GENERAL AND ADMINISTRATIVE  EXPENSES
Selling, general and administrative expenses for the first quarter of 1996 increased by $175,000 as compared to the corresponding period in 1995. A significant amount of this increase was due to an increase in selling expenses primarily as a result of increased sales activities during the first quarter of 1996. See "Financial and Management Plans" above.

INTEREST EXPENSE  AND OTHER COSTS
Interest expense and other costs increased by $ 79,000 during the three months ended March 31, 1996 compared to the corresponding period in 1995. This increase is primarily attributed to an overall increase in interest expense resulting from an increase in borrowings during the first quarter of 1996 compared to the same period in 1995.

NET LOSS AND INCOME
The Company incurred a loss of approximately $78,000 for the quarter ending March 31, 1996 compared to net income of $38,000 for the same period in 1995. This decrease in earnings can primarily be attributed to increased selling, general and administrative expenses as well as interest expense, as discussed above.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned - thereunto duly authorized.

COSMO COMMUNICATIONS CORPORATION


Date:   May 15, 1996



	/s/ Amancio V. Suarez
	Amancio V. Suarez
	Chairman of the Board
	Chief Financial Officer

































5


13