Form 10-Q/A
period 1996-03-31
COSMO COMMUNICATIONS CORP
filed 1996-05-21
CIK 718096

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

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Convertible cumulative preferred stock,
  $.01 par value; 30,000 shares authorized,
   none issued.
Preferred stock, $.01 par value; 9,970,000
  shares authorized, none issued.
Common stock, $.05 par value,
  4,000,000 shares authorized,
  2,642,000 shares issued and
  outstanding at March 31, 1996
  and December 31, 1995.                    133,000          133,000

Additional paid-in capital               25,410,000       25,410,000

Accumulated deficit                     (23,421,000)     (23,343,000)

Cumulative translation adjustment        (1,738,000)      (1,738,000)

TOTAL STOCKHOLDERS' EQUITY                  384,000          462,000
                                   					 ----------      ------------

TOTAL                                  $  9,443,000      $ 11,826,000


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