Form 10-Q
period 1996-06-30
COSMO COMMUNICATIONS CORP
filed 1996-08-26
CIK 718096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	For the quarterly period ended June 30, 1996

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
Yes     X      	No

2,644,000 shares of the issuer's Common Stock were outstanding as of the latest practicable date June 30, 1996.







INDEX


Registrant's Representations..............................................  3

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets
June 30, 1996 and December 31, 1995....................................... 4-5

Condensed Consolidated Statements of  Operations
 for the three months ended June 30,
 1996 and 1995............................................................ 6

Condensed Consolidated Statements of Operations for the six
 Months ended June 30, 1996 and 1995...................................... 7

Condensed Consolidated Statements of Cash Flows for
the six months ended June 30, 1996 and 1995............................... 8

Notes to Condensed Consolidated
Financial Statements...................................................... 9


Management's Discussion and Analysis of
Financial Condition and Results of Operations.............................10-12

Other Information........................................................ 13

Signature................................................................ 14


PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

The registrant represents that the Condensed Consolidated Financial Statements furnished herein have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years and that such Condensed Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Cosmo Communications Corporation and its subsidiaries (the "Company"), as of June 30, 1996 and the results of its operations and its cash flows for the six months then ended.





























COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS
                                       (Unaudited)

                                        June 30,              December 31,
                                         1996                     1995


CURRENT ASSETS
  Cash and cash equivalents               $ 33,000        $  1,097,000

Receivables-
  Trade, less allowance for doubtful
     accounts of $ 232,000 at June 30,
     1996 and $ 184,000 at December
      31, 1995.                          2,541,000           4,945,000

Inventories                              3,017,000           3,703,000

Other                                       71,000              65,000


  Total current assets                   5,662,000           9,810,000


PROPERTY AND EQUIPMENT, at cost          3,469,000           3,458,000

  Less - Accumulated depreciation      ( 1,983,000)         (1,916,000)


PROPERTY AND EQUIPMENT, net              1,486,000            1,542,000

OTHER ASSETS                               460,000              474,000


TOTAL                              $    7,608,000          $ 11,826,000


See notes to condensed consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
                                          (Unaudited)
                                            June 30,             December 31,
                                              1996                  1995
CURRENT LIABILITIES
  Accounts payable and accrued expenses   $  1,446,000        $  3,576,000
  Credit facilities                          4,530,000           6,492,000
  Due to principal stockholder                 789,000             604,000
  Other                                        389,000             227,000

Total current liabilities                7,154,000          10,899,000

LONG-TERM DEBT                                 446,000             465,000

  Total liabilities                          7,600,000          11,364,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Convertible cumulative preferred stock,
  $.01 par value; 30,000 shares authorized,
   none issued.
Preferred stock, $.01 par value; 9,970,000
  shares authorized, none issued.
Common stock, $.05 par value,
  4,000,000 shares authorized,
  2,644,000 and 2,642,000 shares issued and
  outstanding at June 30, 1996
  and December 31, 1995, respectively.         133,000              133,000

Additional paid-in capital                  25,410,000           25,410,000

Accumulated deficit                        (23,797,000)         (23,343,000)

Cumulative translation adjustment           (1,738,000)          (1,738,000)

TOTAL STOCKHOLDERS' EQUITY                 $     8,000           $   462,000

TOTAL                                      $ 7,608,000           $11,826,000

See notes to condensed consolidated financial statements.


COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     (Unaudited)
                                        June 30,               June 30,
                                         1996                    1995


SALES                                $  4,157,000           $  4,232,000

COST OF SALES                           3,332,000              3,214,000

Gross Margin                             825,000               1,018,000


SELLING EXPENSES                         569,000                316,000

GENERAL AND ADMINISTRATIVE EXPENSES      480,000                557,000

  Income / (loss) from operations       (224,000)               145,000

OTHER INCOME / (EXPENSE):

  Interest expense                      (207,000)             (125,000)

  Interest income                          5,000                 9,000

  Other, net                               50,000               23,000
   Total other expense, net             (152,000)              (93,000)

    Net income / (loss)              $  (376,000)            $  52,000

INCOME / (LOSS) PER SHARE                 (0.14)                   .02

SHARES OUTSTANDING (AVERAGE)           2,644,000             2,640,000

See notes to condensed consolidated financial statements

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

(Unaudited)
                                      June 30,                 June 30,
                                        1996                      1995


SALES                               $   8,409,000         $   8,227,000

COST  OF SALES                          6,468,000             6,230,000

Gross Margin                           1,941,000              1,997,000


SELLING EXPENSES                      1,063,000                 687,000

GENERAL AND ADMINISTRATIVE EXPENSES     970,000                 995,000

  Income/ (Loss)  from operations       (92,000)                315,000

OTHER INCOME / (EXPENSE):

  Interest expense                     (437,000)               (285.000)

  Interest income                        26,000                 30,000

  Other, net                             49,000                 22,000

Total other expense, net               (362,000)               (233,000)


  Net income / (loss)               $ (454,000)               $  82,000


INCOME / (LOSS) PER SHARE                (.017)                    0.03

SHARES OUTSTANDING (AVERAGE):         2,644,000                2,640,000

See notes to condensed consolidated financial statements.


COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                                   (Unaudited)
                                                      1996               1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                    $(454,000)     $  82,000
Adjustments to reconcile net income to net
cash used by operating activities:
  Depreciation & Amortization                          100,000        214,000
  Issuance of 7,000 shares of common stock to
    certain employees                                                  3,000
  (Increase) Decrease in accounts receivable, net 2,404,000 ( 49,000) (Increase) Decrease in inventories, prepaid
     expenses and other assets                         661,000      (708,000)
  Decrease in accounts payable,
    accrued expenses and other current liabilities  (1,968,000)     (600,000)

	Net cash provided (used) by operating
              activities                               743,000     (1,058,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment                      (11,000)     (207,000)

       Net cash used by investing activities          (11,000)      (207,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in credit facilities and
 long-term debt repayments                          (1,981,000)        812,000
Net increase in due to principal stockholder           185,000

	Net cash provided (used) by
             financing activities                    (1,796,000)       812,000


 Decrease in cash and cash equivalents               (1,064,000)      (453,000)

 Cash and cash equivalents at the beginning
   of the period                                      1,097,000        936,000

  Cash and cash equivalents at the end of the period $   33,000     $  483,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest             $  437,000     $  285,000


See notes to condensed consolidated financial statements.


COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1996 and 1995

(Unaudited)


1.  SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies followed by quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's report on Form 10K for the fiscal year ended December 31, 1995.

2.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory at June 30, 1996 and December 31, 1995 consisted primarily of finished goods.

3.  INCOME /(LOSS)PER SHARE:

Income (loss) per common share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding for each period. As of June 30, 1996 and December 31, 1995, common equivalent shares include the dilutive effect of stock options using the treasury stock method.



ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the period included in the accompanying condensed consolidated financial statements.


LIQUIDITY AND CAPITAL RESOURCES

Working capital was approximately ($1,492,000) at June 30, 1996, a reduction of approximately $403,000 from December 31, 1995. The ratio of current assets to current liabilities at June 30, 1996 was .79 to 1, as compared to .90 to 1 at December 31, 1995. The Company has met its working capital requirements for the six months ended June 30, 1996 primarily from internally generated funds, loans from the Company's principal stockholder and the use of cash and cash equivalents.

The Company utilizes a revolving credit facility with Congress Financial Corporation ("Congress") providing for borrowings up to $7,500,000 which expires on December 31, 1996. Maximum borrowings are tied by formula to eligible accounts receivable and inventories. Interest is charged on outstanding borrowings at prime plus 2.5%. This credit facility is secured by all assets of the Company, including a second mortgage on the Company's headquarters in the United States. As of June 30, 1996 and December 31, 1995, borrowings outstanding under this credit facility amounted to approximately $ 3,908,000 and $3,752,000, respectively, and are classified as current liabilties.

This credit facility with Congress contains certain restrictive covenants. The most restrictive covenant relates to minimum net worth requirements, which were not met by the Company as of June 30, 1996 and December 31, 1995. However, the lender has waived the minimum net worth requirements through December 31, 1996. The Company may not meet this covenant during 1996. Management anticipates that this credit facility may be renegotiated in 1996. The Company, during 1992, obtained an additional credit facility from a financial institution in the amount of $1,200,000. The line was collateralized by $300,000 in interest-bearing deposits through December 31, 1995 and currently is strictly guaranteed by certain stockholders of the Company. Interest is charged on outstanding borrowings at prime plus 2.5%. As of June 30, 1996 and December 31, 1995, outstanding borrowings under this line amounted to approximately $241,000 and $1,062,000, respectively. As of June 30, 1996, there were no open letters of credit under this line.

The Company has an additional line of credit facility from a financial institution. The credit facility is secured by a secondary interest in all assets of the Company. Interest is charged on outstanding borrowings at prime plus 2%. At December 31, 1995, borrowings outstanding under this credit facility amounted to $1,131,000. During the six months ended June 30 1996, the Company paid down the balance outstanding on this credit facility, which approximated $381,000 as of June 30,1996. The Company has agreed to payoff the remaining balance on a term basis by no later than December 31, 1996. Unless this line is renegotiated, the Company cannot draw on this line.


The Company utilizes an overseas overdraft and trade financing credit facility. Maximum borrowings under this facility are approximately $777,000 to cover bank overdrafts. Interest is charged on borrowings at the local prime rate plus 1%. The facility was secured by short-term bank deposits which approximated $619,000 at December 31, 1995. At December 31, 1995, total borrowings under the facility amounted to approximately $547,000. During the second quarter of 1996, the Company paid off the balance outstanding on this credit facility with the short term bank deposits used to secure this credit line. Management believes that through existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing at his discretion, the Company will be able to meet its working capital requirements during 1996.

FINANCIAL AND MANAGEMENT PLANS

The Company's stockholders' equity at June 30, 1996 and December 31, 1995 was $8,000 and $462,000, respectively. During the latter part of the first quarter of 1996, management began to implement a plan to reduce the Company's losses. This plan includes an intensification of the Company's sales efforts through the addition of new sales representatives and the introduction of new products within existing product lines as well as the pursuit of new product categories. Additionally, during July 1996 the Company reduced the numbers of employees in its warehouse and service departments in an attempt to cut personnel costs. However, the Company's ability to successfully implement its plan to reduce losses is dependent upon a number of factors beyond its control. These factors include the overall retail climate and competition. There can be no assurance that the Company's sales, gross margins, operating results or financial condition will improve during 1996.

RESULTS OF OPERATIONS

SALES

Sales for the second quarter of 1996 decreased by approximately $75,000 or 2% compared to the corresponding period in 1995. Sales for the six months ended June 30, 1996 increased by approximately $182,000 or 2% as compared to the corresponding period in 1995. Sales to Walmart, the Company's largest customer, during the six months ended June 30, 1996 represented approximately 20.8% of total sales for the same period.

COST OF SALES AND GROSS MARGIN

Gross margin as a percentage of sales was approximately 19.8% in the second quarter of 1996 as compared to approximately 24.1% for the same period in 1995. Gross margin as a percentage of sales approximated 23.1% for the six months ended June 30,1996 as compared to 24.3% for the corresponding period in 1995.



SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the second quarter of 1996 increased by $176,000 as compared to the corresponding period in 1995. Selling, general and administrative expenses during the six months ended June 30, 1996 increased by $351,000 as compared to the corresponding period in 1995. A significant amount of this increase was due to an increase in selling expenses primarily as a result of increased efforts on sales activities during the six months ended June 30, 1996. See "Financial and Management Plans".

INTEREST EXPENSE  AND OTHER COSTS

Interest expense and other costs increased by approximately $59,000 during the second quarter of 1996 compared to the corresponding period in 1995. Interest expense and other costs also increased by approximately $129,000 during the six months ended June 30, 1996 as compared to the corresponding period in 1996. The increases are primarily attributed to an overall increase in interest expense resulting from an increase in the average balance of borrowings outstandingduring the first quarter of 1996 compared to the same period in 1995.

NET LOSS AND INCOME

The Company incurred a loss of approximately $376,000 for the second quarter ending June 30, 1996 compared to net income of $ 52,000 for the same period In 1995. During the six months ended June 30, 1996,the company incurred a loss of approximately $454,000 as compared to netincome of $82,000 during the corresponding period in 1995. This decrease in earnings can primarily be attributed a decrease in gross margins due to an effort in the second quarter of 1996 to increase our customer base and increased selling, general and administrative expenses as well as interest expense, as discussed above.





ITEM 5.  OTHER INFORMATION

Andrew I. Neckowitz, the President, Chief Operating Officer and a Director of the Company, resigned from all positions with the Company effective July 12, 1996. Mr Neckowitz resigned to pursue other business opportunities. Mr Carlos Ortega, a Director and shareholder of the Company, has been appointed as the Company's Interim President and Chief Operating Officer. Itis anticipated that Mr. Ortega will continue in such offices until such time as the Company appoints a replacement for Mr. Neckowitz. Although the Company presently intends to seek a replacement for Mr. Neckowitz, the Company does not anticipate that a replacement will be hired in the immediate future. Management does not believe that the departure of Mr. Neckowitz will have material adverse effect on the Company's business or operations.
Mr. Ortega has been a Director of the Company since December 1992. Mr. Ortega was one of the founders and principals of Cargil International Corporation, a company engaged in the distribution of appliancesn Latin America. The vacancy on the Company's Board of Directors resulting from Mr.Neckowitz's resignation has not yet been filled.

At the time of Mr. Neckowitz's resignation, the Company owed Mr. Neckowitz approximately $200,000 for certain loans previously made to the Company by Mr. Neckowitz. The Company has arranged to repay such amount during the twelve month period following Mr. Neckowitz's resignation. No severance or termination payments were paid or are due to Mr. Neckowitz. During the term of Mr. Ortega's position as Interim President and Chief Operating Officer, Mr. Ortega will not be paid any salary.






SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned - thereunto duly authorized.

COSMO COMMUNICATIONS CORPORATION


Date:	August 26, 1996



           /s/ Amancio V. Suarez
           Amancio V. Suarez
           Chairman of the Board
          Chief Financial Officer