Form 10-Q
period 1996-09-30
COSMO COMMUNICATIONS CORP
filed 1996-11-15
CIK 718096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

	For the quarterly period ended September 30, 1996

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

Yes             No  X

2,644,000 shares of the issuer's Common Stock were outstanding as of the latest practicable date September 30, 1996.







INDEX


Registrant's Representations............................................  3

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets
 September 30, 1996 and December 31, 1995................................ 4-5

      Condensed Consolidated Statements of  Operations
      for the three months ended September 30,
      1996 and 1995....................................................... 6

      Condensed Consolidated Statements of Operations for the nine months ended September30, 1996 and 1995............................. 7

Condensed Consolidated Statements of Cash Flows for
 the nine months ended September 30, 1996 and 1995........................ 8

Notes to Condensed Consolidated
 Financial Statements..................................................... 9

Management's Discussion and Analysis of
 Financial Condition and Results of Operations.......................  10-12

Signature.................................................................13



PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

The registrant represents that the Condensed Consolidated Financial Statements furnished herein have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years and that such Condensed Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Cosmo Communications Corporation and its subsidiaries (the "Company"), as of September 30, 1996 and the results of its operations and its cash flows for the nine months then ended.



COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                           (Unaudited)
                                          September 30,  December 31,
                                               1996         1995


CURRENT ASSETS
  Cash and cash equivalents                $   182,000  $ 1,097,000

Receivables-
  Trade, less allowance for doubtful
     accounts of $ 275,000 at September 30,
     1996 and $ 184,000 at December
      31, 1995.                               2,896,000   4,945,000

Inventories                                   2,666,000   3,703,000

Other                                           105,000      65,000

   Total Current Assets                       5,849,000   9,810,000



PROPERTY AND EQUIPMENT, at cost               3,466,000    3,458,000

  Less - Accumulated depreciation            (1,997,000)  (1,916,000)


PROPERTY AND EQUIPMENT, net                   1,469,000    1,542,000

OTHER ASSETS                                    443,000      474,000


TOTAL                                         7,761,000   11,826,000


See notes to condensed consolidated financial statements.


COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
                                            (Unaudited)
                                            September 30,   December 31,
                                                 1996           1995

CURRENT LIABILITIES
  Accounts payable and accrued expenses      $ 1,498,000  $ 3,576,000
  Credit facilities                            4,666,000    6,492,000
  Due to principal stockholder                   909,000      604,000
  Other                                          238,000      227,000

    Total current liabilities                   7,311,000  10,899,000

LONG-TERM DEBT                                    436,000     465,000

  Total liabilities                             7,747,000  11,364,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Convertible cumulative preferred stock,
  $.01 par value; 30,000 shares authorized,
   none issued.
Preferred stock, $.01 par value; 9,970,000
  shares authorized, none issued.
Common stock, $.05 par value,
  4,000,000 shares authorized,
  2,644,000 and 2,642,000 shares issued and
  outstanding at September 30, 1996
  and December 31, 1995, respectively.             133,000      133,000

Additional paid-in capital                      25,410,000   25,410,000

Accumulated deficit                            (23,791,000) (23,343,000)

Cumulative translation adjustment               (1,738,000)  (1,738,000)

TOTAL STOCKHOLDERS' EQUITY                          14,000      462,000

TOTAL                                         $  7,761,000 $ 11,826,000

See notes to condensed consolidated financial statements.


COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                   (Unaudited)

                                                September 30,  September 30,
                                                    1996           1995

SALES                                         $  3.351,000    $  3,423,000

COST OF SALES                                    2,394,000       2,660,000

Gross Margin                                       957,000         763,000


SELLING EXPENSES                                   481,000         353,000

GENERAL AND ADMINISTRATIVE EXPENSES                417,000         507,000

  Income / (loss) from operations                   59,000       (  97,000)

OTHER INCOME / (EXPENSE):

  Interest expense                                (172,000)       (203,000)

  Interest income                                                    9,000

  Other, net                                       119,000           16,000

Total other expense, net                           (53,000)        (178,000)

    Net income / (loss)                          $   6,000      $ ( 275,000)

INCOME / (LOSS) PER SHARE                              -             ( 0.10)

SHARES OUTSTANDING (AVERAGE)                     2,644,000        2,639,000

See notes to condensed consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                     (Unaudited)

                                                September 30,    September 30,
                                                     1996             1995


SALES                                         $   11,760,000    $ 11,687,000

COST  OF SALES                                     8,862,000       8,917,000


Gross  Margin                                     2,898,000        2,770,000


SELLING EXPENSES                                  1,544,000        1,047,000

GENERAL AND ADMINISTRATIVE EXPENSES               1,387,000        1,504,000


Income (Loss) from operations                      (33,000)         219,000

  Interest expense                                (609,000)        (488,000)

  Interest income                                   26,000           48,000

  Other, net                                       168,000           38,000

Total other expense, net                          (415,000)         (402,000)

  Net income / (loss)                       $     (448,000)     $   (183,000)


INCOME / (LOSS) PER SHARE                            (0.17)            (0.07)

SHARES OUTSTANDING (AVERAGE)                      2,644,000         2,639,000

See notes to condensed consolidated financial statements.


COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                    (Unaudited)
                                                    1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                             $  (448,000)   $  (183,000)
Adjustments to reconcile net income to net
cash used by operating activities:
  Depreciation & Amortization                     130,000        231,000
  Issuance of 7,000 shares of common stock to
    certain employees                                              3,000
  (Increase) Decrease in accounts receivable, net 2,049,000     (338,000)
  (Increase) Decrease in inventories, prepaid expenses
     and other assets                              979,000    (1,080,000)
  Decrease in accounts payable, accrued expenses
   and other current liabilities                (2,067,000)     (324,000)

        Net cash provided (used) by operating
           activities                              643,000    (1,691,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment                   (8,000)     (229,000)

        Net cash used by investing activities       (8,000)     (229,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in credit facilities and
long-term debt repayments                       (1,855,000)    1,447,000
Net increase in due to principal stockholder       305,000

Net cash provided (used) by financing activities(1,550,000)    1,447,000

        Decrease in cash and cash equivalents     (915,000)     (473,000)

Cash and cash equivalents at the beginning
   of the period                                 1,097,000       936,000

Cash and cash equivalents at the end of the
   period                                       $  182,000  $    463,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest        $  609,000  $    488,000


See notes to condensed consolidated financial statements.


COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1996 and 1995

(Unaudited)


1.  SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies followed by quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's report on Form 10K for the fiscal year ended December 31, 1995.


2.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory at September 30, 1996 and December 31, 1995 consisted primarily of finished goods.


3.  INCOME /(LOSS)PER SHARE:

Income (loss) per common share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding for each period. As of September 30, 1996 and December 31, 1995, common equivalent shares include the dilutive effect of stock options using the treasury stock method.




ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          	      AND RESULTS OF OPERATION

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the period included in the accompanying condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was approximately ($1,462,000) at September 30, 1996, a reduction of approximately $ 373,000 from December 31, 1995. The ratio of current assets to current liabilities at September 30, 1996 was .80 to 1, as compared to .90 to 1 at December 31, 1995. The Company has met its working capital requirements for the nine months ended September 30, 1996 primarily from internally generated funds, loans from the Company's principal stockholder and the use of cash and cash equivalents.

The Company utilizes a revolving credit facility with Congress Financial Corporation ("Congress") providing for borrowings up to $7,500,000 which expires on December 31, 1996. Maximum borrowings are tied by formula to eligible accounts receivable and inventories. Interest is charged on outstanding borrowings at prime plus 2.5%. This credit facility is secured by all assets of the Company, including a second mortgage on the Company's headquarters in the United States. As of September 30, 1996 and December 31, 1995, borrowings outstanding under this credit facility amounted to approximately $ 4,022,000 and $3,752,000, respectively, and are classified as current liabilties.

This credit facility with Congress contains certain restrictive covenants. The most restrictive covenant relates to minimum net worth requirements, which were not met by the Company as of September 30, 1996 and December 31, 1995. However, the lender has waived the minimum net worth requirements through December 31, 1996. The Company has not and may not meet this covenant during 1996. Management is planning to arrange with Congress for an extension or renegotiation of this credit facility prior to December 31, 1996, however, there can be no assurance that the Company will be successful in extending or renegotiating this facility.

The Company, during 1992, obtained an additional credit facility from a financial institution in the amount of $1,200,000. The line was collateralized by $300,000 in interest-bearing deposits through December 31, 1995 and currently is strictly guaranteed by certain stockholders of the Company. Interest is charged on outstanding borrowings at prime plus 2.5%. As of September 30, 1996 and December 31, 1995, outstanding borrowings under this line amounted to approximately $482,000 and $1,062,000, respectively. As of September 30, 1996, there were no open letters of credit under this line.

The Company has an additional line of credit facility from a financial institution. The credit facility is secured by a secondary interest in all assets of the Company. Interest is charged on outstanding borrowings at prime plus 2%. At December 31, 1995, borrowings outstanding under this credit facility amounted to $1,131,000. During the nine months ended September 30, 1996, the Company paid down the balance outstanding on this credit facility, which approximated $164,000 as of September 30, 1996. The Company has agreed to payoff the remaining balance on a term basis by no later than December 31, 1996. Unless this line is renegotiated, the Company cannot draw on this line.

Management believes that through existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing at his discretion, the Company will be able to meet its working capital requirements during 1996. However, there can be no assurance that the Company will be able to continue to meet its working capital requirements.

FINANCIAL AND MANAGEMENT PLANS

The Company's stockholders' equity at September 30, 1996 and December 31, 1995 was $14,000 and $462,000, respectively. During the latter part of the first quarter of 1996, management began to implement a plan to reduce the Company's losses. This plan includes an intensification of the Company's sales efforts through the addition of new sales representatives and the introduction of new products within existing product lines as well as the pursuit of new product categories. Additionally, during the third quarter of 1996 the Company reduced the numbers of employees in its warehouse and service departments in an attempt to cut personnel costs. However, the Company's ability to successfully implement its plan to reduce losses is dependent upon a number of factors beyond its control. These factors include the overall retail climate and competition, the success of new products and sales efforts, and fluctuations in the supply and costs of products sold. There can be no assurance that the Company's sales, gross margins, operating results or financial condition will improve during 1996 or thereafter.


RESULTS OF OPERATIONS

SALES
Sales for the third quarter of 1996 decreased by approximately $72,000 or 2% compared to the corresponding period in 1995. Sales for the nine months ended September 30, 1996 increased by approximately $73,000 or 1% as compared to the corresponding period in 1995. Sales to Walmart, the Company's largest customer, during the nine months ended September 30, 1996 represented approximately 21.9% of total sales for the same period.

COST OF SALES AND GROSS MARGIN
Gross margin as a percentage of sales was approximately 28.6% in the third quarter of 1996 as compared to approximately 22.3% for the same period in 1995. Gross margin as a percentage of sales approximated 24.6% for the nine months ended September 30,1996 as compared to 23.7% for the corresponding period in 1995.

SELLING,  GENERAL AND ADMINISTRATIVE  EXPENSES
Selling, general and administrative expenses for the third quarter of 1996 increased by $38,000 as compared to the corresponding period in 1995. Selling, general and administrative expenses during the nine months ended September 30, 1996 increased by $380,000 as compared to the corresponding period in 1995. A significant amount of this increase was due to an increase in selling expenses primarily as a result of increased efforts on sales activities during the nine months ended September30, 1996. See "Financial and Management Plans".

INTEREST EXPENSE  AND OTHER COSTS
Interest expense and other costs decreased by approximately $31,000 during the third quarter of 1996 compared to the corresponding period in 1995. Interest expense and other costs increased by approximately $121,000 during the nine months ended September 30, 1996 as compared to the corresponding period in 1995. The increases are primarily attributed to an overall increase in interest expense resulting from an increase in the average balance of borrowings outstanding during the first and second quarter of 1996 compared to the same period in 1995.

NET LOSS AND INCOME
The Company generated net income of approximately $6,000 for the third quarter ending September 30, 1996 compared to net loss of $ 275,000 for the same period in 1995. A contributing factor to the third quarter net income was the proceeds received by the Company of approximately $71,000 from a class action antidumping case in which Cosmo is a party to. During the nine months ended September 30, 1996, the Company incurred a loss of approximately $448,000 as compared to net loss of $183,000 during the corresponding period in 1995. This decrease in earnings can primarily be attributed to a decrease in gross margins due to an effort in the second and third quarter of 1996 to increase our customer base and increased selling, general and administrative expenses as well as interest expense, as discussed above.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned - thereunto duly authorized.


COSMO COMMUNICATIONS CORPORATION


Date:	October 30, 1996



           /s/ Amancio V. Suarez
           Amancio V. Suarez
           Chairman of the Board
           Chief Financial Officer