Form 10-K
period 1996-12-31
COSMO COMMUNICATIONS CORP
filed 1997-03-31
CIK 718096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                         COMMISSION FILE NUMBER 0-119698


                        COSMO COMMUNICATIONS CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

         FLORIDA                                   59-2268005
-------------------------------                 -----------------
 (State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)              Identification No.)

                   16501 N.W. 16TH COURT, MIAMI, FLORIDA 33169
                   -------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (305) 621-4227

  SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE
                                      ACT:

                          COMMON STOCK, $.05 PAR VALUE
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] [No]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.
Yes [ ] No[X]

As of March 21, 1997, the market value of the registrant's Common Stock held by nonaffiliates of the registrant was approximately $309,000 based on the closing bid price of $ 0.25 for the Common Stock as reported on the OTC Bulletin Board on such date.


                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                     PART I

ITEM 1.    BUSINESS


GENERAL

The Registrant, Cosmo Communications Corporation (the "Company"), imports, markets and distributes in the United States, Canada and Latin America, consumer electronic products, including digital alarm clocks, quartz alarm clocks, quartz wall clocks, clock radios and combination products such as clock radio telephones. The Company also imports, markets and distributes into Latin America a full line of audio products, including personal cassette players, portable stereos and music centers with and without compact disc players.

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

Management believes that this annual report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, (i) the Company's growth strategies, (ii) anticipated trends in the consumer electronics industry, and
(iii) the Company's ability to obtain and maintain adequate financing for its operations. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of such uncontrollable factors, including, among others, general economic conditions, governmental regulation and competitive factors, and, more specifically, interest rate levels, availability of financing, consumer confidence and preferences, the effectiveness of the Company's competitors, and costs of materials and labor. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this annual report will in fact transpire.

FINANCIAL AND MANAGEMENT'S PLANS

During 1996, the Company experienced a continuation of a difficult retail climate and increased competition. In addition, several large retailers in the United States continued their corporate policies to reduce their inventory levels. During 1997, management continued its plan to eliminate the Company's losses. This plan includes an intensification of the Company's sales efforts through the addition of new sales representatives and the introduction of new products within existing product lines. The Company has also pursued new product categories through increased sourcing activities in the Far East. It is anticipated that the introduction of new product categories will assist the Company in capturing new markets within the retail arena. The Company is also introducing in 1997 a new line of product of cellular phone and accessories components under the brand of "Cosmo Telecom".

Management believes that through its existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing at his discretion, the Company will be able to meet it's working capital requirements during 1997. The Company's ability to successfully implement its plans to eliminate its losses is dependent upon a number of factors beyond its control. These factors include the overall retail climate and competition. There can be no assurance that the Company's sales, gross margins, operating results or financial condition will improve in fiscal year 1997 (See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations).


PRODUCTS

TIME DIVISION - The Company has a wide range of clocks including electronic digital alarm clocks, quartz alarm clocks and quartz wall clocks. The Company introduced its first electronic digital clock in 1977 and currently offers approximately 40 models which retail at various prices ranging from approximately $5 to $20. The Company's electronic digital clocks contain micro-processors, printed circuit boards, light emitting diodes and ceramic buzzers. These products were manufactured by subcontractors in Hong Kong and the People's Republic of China who sometimes use components and materials supplied, and assembling methods developed, by the Company. The Company offered a total of approximately 85 models of quartz wall clocks in 1996, retailing from approximately $5 to $40. The Company's wall clocks are manufactured by subcontractors in Hong Kong, Taiwan, and the People's Republic of China. The Company also sold approximately 20 models of battery operated quartz alarm clocks during 1996, retailing from approximately $5 to $20. The Company's battery operated quartz alarm clocks are manufactured by subcontractors in Hong Kong and the People's Republic of China.

Sales of the entire Time Division accounted for approximately 53.0% of the Company's sales in 1996, compared to approximately 59.2% and 66.5% in 1995 and 1994, respectively.

ELECTRONIC DIVISION - The Company introduced its first electronic digital clock radio in 1982 and currently offers 13 models, with retail prices ranging from approximately $10 to $30. The Company's electronic digital clock radios contain audio components as well as components similar to those in its electronic digital clocks. In 1996, most of the units were manufactured by subcontractors in Hong Kong and the People's Republic of China who sometimes use components and materials supplied by the Company. In the early 1990's, the Company began to market a line of audio products in the Latin American market. Sales of the entire Electronics
                                       4

Division accounted for approximately 47.0% of the Company's sales in 1996, compared to approximately 40.8% and 33.5% of sales in 1995 and 1994, respectively.

MARKETING - The Company's marketing strategy is targeted at high volume retailers with broad distribution networks such as mass merchandisers, drug and other specialty chain stores, and other retailers. Because of economic conditions, a number of past customers of the Company have filed for bankruptcy, merged with other retailers, reorganized operations or have ceased to operate. During 1996, sales to retailers became more difficult as a result of economic conditions and fierce competition from other manufacturers and importers. The Company is attempting to overcome these difficulties in 1997. The following table illustrates the Company's primary marketing channels and representative customers in 1996.


MASS MERCHANDISER               DRUG STORE CHAINS          SPECIALTY CHAINS
-----------------               -----------------          ----------------

Wal-Mart (U.S. & Canada)          American Drug                AAFES
Target                            Genovese                     Canadian Tire
Fedco                             Fay's                        Costco
Kohl's                            Osco Drug                    Builders Square
Roses Stores                      Savon Drug
Meijer's                          Brooks
Dollar General
Hills
Fred Meyer
Ames Dept. Stores
L. Luria & Sons

The Company believes that its sales to high volume retailers depends upon its ability to deliver a large volume of attractive and reliable items at prices generally at or below those of its competitors.

Substantially all of the Company's domestic sales are generated by either the Company's full-time sales staff or its approximately 20 independent sales representatives. Approximately 60% of the Company's sales in 1996 were to customers within the United States, with the remainder to customers in Canada, Latin America and Europe. See Note 9 of "Notes to Consolidated Financial Statements" for financial information about foreign and domestic operations.

Sales to the Company's four largest customers accounted for approximately 60.0% of sales for 1996, with Wal-Mart (US & Canada) accounting for approximately 31% of sales.

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


PRODUCT DEVELOPMENT

During 1996, the Company introduced and marketed several new electronic digital alarm clocks (LED and LCD), quartz alarm clocks, quartz wall clocks, clock radios and audio products. During the years ended December 31, 1996, 1995, and 1994, the Company spent approximately $210,000 in 1996 and $225,000 in both 1995 and 1994 for new product design, engineering, tooling and testing.


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

The Company believes that important competitive factors necessary to compete include price, quality and reliability of products, attractive packaging, speed of delivery to customers and new or additional product features. A well-recognized consumer brand name is also an important competitive factor which the Company is able to provide in its product lines. The Company believes that its future success will depend upon its ability to develop and manufacture reliable products which incorporate developments in technology and satisfy consumer tastes with respect to style and design and its ability to market such products at competitive prices which compensate for the lack of strong consumer name recognition.

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


EMPLOYEES

On December 31, 1996, the Company had 44 full-time employees, including 29 in the United States, 5 in Hong Kong and 10 in Canada. Of those employed in the United States, 10 were engaged in manufacturing, distribution and service operations and 19 were sales, administrative and executive personnel. Of the Hong Kong employees, 1 was engaged in manufacturing, engineering, distribution and service operations, and 4 were sales, administrative and executive personnel. In Canada, 5 employees were engaged in manufacturing, distribution and service operations and 5 were sales, administrative and executive personnel.


EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the executive officers of the Company as of March 31, 1997:


NAME                                    AGE               POSITION
----                                   ------          ---------------
Amancio Victor Suarez ..........        60       Chairman of the Board of
                                                   Directors, Chief Executive
                                                   Officer and Chief Financial
                                                   Officer

Carlos Ortega ..................        52       President, Chief Operating
                                                   Officer and Director

Robert L. Scott.................        60       Vice President of Sales and
                                                   Marketing

Jose Bueno......................        42       Vice President, International
                                                   Operations

Yu Wing Kin.....................        45       Vice President, Administration,
                                                   Far East

Mr. Suarez is a co-founder of the Company and served as its Chief Financial Officer from its inception. On December 24, 1985, Mr. Suarez assumed the position of Chief Executive Officer. Mr. Suarez is also involved in other business ventures ,primarily in the real estate industry, which do not compete with the Company.

Mr. Carlos Ortega, a Director and shareholder of the Company was appointed as the new President and Chief Operating Officer in July 1996. Mr. Ortega has been a director of the Company since December 1992, and was one of the founders and principals of Cargil International Corporation, a company engaged in the distribution of household products and appliances to Latin America.

Mr. Scott joined the Company in October 1990 as Vice President of Sales and Marketing. From July of 1989 until October of 1990, Mr. Scott served as the national sales manager of Cheyenne Lamps, a corporation engaged in the portable lighting business. From May of 1988 until June of 1989, Mr. Scott served as Vice President of Sales for Robeson, a company engaged in the kitchen appliance business. Prior to that time, for more than eight years, Mr. Scott served as Vice President of Sales of Spartus Corporation.

Mr. Bueno joined the Company in July 1988 as Vice President of International Sales and Far East Operations. Mr. Bueno is responsible for marketing and international operations in the Far East. Mr. Bueno is also responsible for sales and marketing of all Cosmo products into the Latin American market. Before joining the Company Mr. Bueno was employed by Johnson and Johnson as Divisional Sales Manager, from 1985 through June 1988. Prior to that time, Mr. Bueno served as Regional Sales Manager for Colgate Palmolive Company, from 1983 through 1985.

Mr. Kin has served as Vice President of Administration for the Far East since joining the Company in August 1978.


ITEM 2.    PROPERTIES

The Company's executive offices and principal domestic manufacturing warehouse facilities are located in a 48,000 square feet building at 16501 N.W. 16th Court, Miami, Florida. Both the land and building are owned by the Company subject to mortgage indebtedness with an aggregate outstanding principal balance at December 31, 1996 of approximately $318,000. In October 1989, a second mortgage on this property was given to Congress Financial Corporation in the amount of $850,000, which was paid off in December 1996 with proceeds from a new mortgage loan obtained from Ocean Bank.


ITEM 3.    LEGAL PROCEEDINGS

The Company is from time to time involved in routine litigation incidental to its business most of which is adequately covered by insurance and none of which, in the opinion of management, is expected to have a material adverse effect on the Company.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 1996, the Company did not submit any matter to a vote of security holders.

                                     PART II


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

PRICE RANGE OF COMMON STOCK. During 1996, the Company's common stock ("Common Stock") was traded in the over-the-counter market under the NASDAQ symbol "CSMO." There were approximately 458 record holders of the Common Stock as of March 21,1997. The following table sets forth the high and low prices for the Common Stock as reported for the periods indicated. These prices reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. On March 5, 1996, the Common Stock was delisted from the NASDAQ SmallCap Market as a result of the Company's inability to meet the minimum $1.00 bid price or its alternative, as required for continued listing on the NASDAQ SmallCap Market. On March 6, 1996, the Common Stock was listed on the OTC Bulletin Board.


        FISCAL PERIOD                     HIGH             LOW
        -------------                     ----             ---


1995   First Quarter................     1-3/4              1
       Second Quarter...............     1-1/2               7/8
       Third Quarter................     1-1/4               3/4
       Fourth Quarter...............     1-3/16              1/2

1996   First Quarter................      15/16              3/8
       Second Quarter...............       5/8               1/4
       Third Quarter................       1/2               1/8
       Fourth Quarter...............       3/8               1/8


DIVIDEND POLICY. It is the present policy of the Company's Board of Directors to retain earnings. The Company has not declared any dividends in the past. Any payment of cash dividends in the future will be dependent upon the financial condition, capital requirements and earnings of the Company and other factors which the Board of Directors may deem relevant. At the present time, the financial condition of the Company and the credit facilities of the Company with Congress Financial Corporation prevent the payment of dividends.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following data should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein and the notes thereto, and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."



                        (In thousands, except share data)

DECEMBER 31:                     1996        1995        1994        1993        1992

STATEMENT OF OPERATIONS DATA:


Sales                           $15,964     $15,243     $15,772     $13,883     $9,538

Cost of sales                    11,779      12,044      11,611      10,211      7,479
                                -------     -------     -------     -------     ------

  Gross margin                    4,185       3,199       4,161       3,672      2,059

Selling, general
and administrative expenses       4,011       3,589       3,497       3,047      3,134
                                -------     -------     -------     -------     ------

Income (loss) from operations       174        (390)        664         625     (1,075)

Other expense, net                 (584)       (587)       (426)       (449)      (463)
                                -------     -------     -------     -------     ------

Net (loss) income                  (410)       (977)        238         176     (1,538)
                                -------     -------     -------     -------     ------

Net (loss) income per share :

    Primary                     $ (0.16)    $ (0.37)    $  0.08     $  0.11     $(1.51)

    Fully diluted                  --          --          --       $  0.06       --

Weighted average shares
    outstanding :

    Primary                       2,640       2,640       2,863       1,657      1,020

    Fully Diluted                  --          --          --         2,856       --


BALANCE SHEET DATA:


Working Capital (Deficit)       $   (58)    $(1,089)    $  (414)    $  (654)    $ (747)

Total Assets                      7,805      11,826       9,927       8,796      6,954

Long-term Debt                    1,702         465         487         518        547

Stockholders' Equity                 52         462       1,433       1,193      1,040

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the relative percentages that certain items in the Company's Consolidated Statements of Operations are to sales and the percentage changes in those items from period to period:


                           INCOME & EXPENSE ITEMS         PERIOD-TO-PERIOD PERCENTAGE
                            AS A PERCENT OF SALES            INCREASE(DECREASE)
                           YEAR ENDED DECEMBER 31,           YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------------
                                                            1995            1994
                          1996      1995      1994        TO 1996         TO 1995
                          ---------------------------------------------------------

Sales ..............      100.0%     100.0%     100.0%       4.7 %        (3.4)%

Cost of Sales ......       74.0       79.0       73.6       (2.2)%         3.7
                          -----     ------     ------       ------       ------

Gross Margin .......       26.0       21.0       26.4       30.8         (23.1)

Selling, general and
   administrative ..       25.0       23.5       22.2       11.8           2.9

Income (loss) from
   operations ......        1.0       (2.5)       4.2      144.6        (158.7)

Other expense, net .       (3.6)      (3.9)      (2.7)       (.6)         37.8
                          -----     ------     ------     ------        ------

Net Income (Loss) ..       (2.6)      (6.4)       1.5       58.0        (510.5)
                         ======     ======     ======     ======        ======

1996 COMPARED TO 1995: Sales increased from 1995 to 1996 by approximately $721,000, an increase of 4.7%. Management believes that the sales increase is attributable in part to sales of a broader range of products to existing accounts. Gross margins as a percentage of sales also increased from 21.0% in 1995 to 26.0% in 1996. This increase is attributable to a decrease in the cost of product from the Far East. Selling, general and administrative expenses as a percentage of sales increased from 23.5% in 1995 to 25.0% in 1996. The increase is primarily attributed to minor overall increases in selling and administrative overhead expenses, due in part to more intense sales efforts. Other expenses, net of interest and other miscellaneous income, increased slightly by 0.6% from 1995 to 1996. Even though interest and other miscellaneous expenses increased by $115,000(or 17%), there was miscellaneous income of approximately $75,000 as a result of proceeds received by the Company from a class action antidumping case in which Cosmo is a party.

As a result of the foregoing, net loss decreased from a net loss of ($977,000) in 1995 to a net loss of ($410,000) in 1996. ( See Item 1-" Financial and Management's Plans" for additional comments on fiscal year 1996 and the Company's plans for fiscal year 1997).

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

As a result of the forgoing, net income (loss) decreased from net income of $238,000 in 1994 to a net loss of ($977,000) in 1995. (See Item 1-"Financial and Management's Plans" for additional comments on fiscal year 1995 and the Company's plans for fiscal year 1996).

LIQUIDITY AND CAPITAL RESOURCES

Working capital was approximately ($58,000) at December 31, 1996, an improvement of approximately $1,031,000 from December 31, 1995. The ratio of current assets to current liabilities at December 31, 1996 was .99 to 1, as compared to .90 to 1 at December 31, 1995 . The Company met its working capital requirements in 1996 primarily from operations.

The Company utilizes a revolving credit facility with Congress Financial Corporation ("Congress") providing for borrowings up to $7,500,000, which expires on December 31, 1997. Maximum borrowings are tied by formula to eligible accounts receivable and inventories. Interest is charged on outstanding borrowings at the prime rate (8.25% at December 31, 1996) plus 2.5%. This credit facility is secured by substantially all assets of the Company. At December 31, 1996 and 1995, borrowings outstanding under this credit facility amounted to $3,089,000 and $3,752,000, respectively, and are classified as current liabilities.

This credit facility with Congress contains certain restrictive covenants. The most restrictive covenant relates to minimum net worth requirements, which were not met by the Company as of December 31,1996. However, the lender has waived the minimum net worth requirements through December 31, 1997. Management currently anticipates that this loan may be renegotiated or extended during 1997.

The Company, during 1996, obtained an additional credit facility from a financial institution in the amount of $750,000, expiring on December 1, 2001. This credit facility is secured by a second mortgage on the Company's land and building in the United States. Interest is charged on outstanding borrowings at the prime rate plus 1%. As of December 31, 1996, there were no borrowings outstanding under this credit facility. In addition to this credit facility, the Company borrowed from the same institution a note payable in the amount of $1,520,000 that was used primarily to pay off the second mortgage on the land and building to Congress and to reduce the loan on the first mortgage to First Union, as well as to provide working capital.

The Company, during 1992, obtained an additional credit facility from a financial institution in the amount of $1,200,000. This facility was collateralized by $300,000 in interest-bearing deposits and interest is charged on outstanding borrowings at prime plus 2.5%. The collateral deposits were used to pay down the loan during 1996. At December 31, 1996 and 1995, outstanding borrowings under this line amounted to $462,000 and $1,062,000, respectively. As of December 31, 1996, there were no open letters of credit under this line.

The Company had an additional line of credit facility from a financial institution, which was paid off and terminated in 1996. The credit facility was secured by a secondary interest in all assets of the Company. Interest was charged on outstanding borrowings at prime plus 2%. As of December 31, 1995 borrowings outstanding under this credit facility amounted to $1,131,000.

The Company utilized an overseas overdraft and trade financing credit facility, which was paid off and terminated in 1996. Maximum borrowings under this facility were approximately $777,000 to cover bank overdrafts. Interest was charged on borrowings at the local prime rate (approximately 7.25% at December 31, 1995) plus 1%. The facility was secured by short-term bank deposits of approximately $612,000.

Management believes that through its existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing, at his discretion (see Item 13), the Company will be able to meet its working capital requirements during 1997.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Company's Consolidated Financial Statements following page 24 of this Annual Report on Form 10-K.

ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has reported no disagreements.


                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

For certain information regarding the executive officers of the Company, see "Item 1 - Business Executive Officers," above. The following table and text presents certain information with respect to the directors of the Company who were not also executive officers as of March 31, 1997.

               NAME                       AGE                DIRECTOR SINCE
        ----------------                ------              --------------
        Cesar L. Alvarez                  49                      1987



Mr. Alvarez became a director of the Company in August 1987. Mr. Alvarez has been a principal shareholder of Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quentel, P.A., a law firm in Miami, Florida for more than 5 years and is presently its Chief Executive Officer and managing shareholder. Mr. Alvarez also serves on the Board of Directors of Pediatrix Medical Group, Inc., Ft. Lauderdale, Florida, FDP Corp., Miami, Florida and CompuTrac, Inc., Dallas, Texas.

 .

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

To the Company's knowledge, based on a review of any such reports furnished to the Company during or with respect to the 1996 fiscal year, there were no
Section 16(a) reports filed after the due date.



ITEM 11.        EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE. The following table sets forth, for the 1996, 1995 and 1994 fiscal years, respectively, compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each other executive officer whose total annual salary and bonus for the 1996 fiscal year were $100,000 or more (collectively, the "Named Executive Officers").


                                    ANNUAL COMPENSATION(1)
                                    ----------------------
                                                                      ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR    SALARY ($)  BONUS ($)  COMPENSATION
---------------------------         ----    ---------   --------   ------------

Amancio Victor Suarez               1996    $108,000       -
Chairman of the Board,              1995    $200,000       -         $ 162 (2)
Chief Executive Officer and         1994    $200,000       -         $ 162 (2)
Chief Financial Officer



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


OPTION GRANTS TABLE. No options were granted during fiscal 1996.

AGGREGATED FISCAL YEAR-END OPTION VALUE TABLE. No Named Executive Officers held any options as of the end of the 1996 fiscal year.

LONG-TERM INCENTIVE AND PENSION PLANS. The Company does not have any long-term incentive or pension plans.

COMPENSATION OF DIRECTORS. Directors who are not officers of the Company generally receive meeting attendance fees of $300. However, each such director waived his right to receive such fees during 1996. Annual retainers are not currently provided to directors; however, such retainers may be reinstituted in the future. Directors are eligible to receive grants of options under the Company's stock option plan. No stock options were granted to any directors of the Company during 1996.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

Currently there are no employment agreements with any Executive Officers of the Company.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information is furnished as of December 31, 1996 as to the beneficial ownership of the Company's Common Stock by (i) each of the Named Executive Officers (as defined in Item 11 above); (ii) each other director of the Company; (iii) each person known by the Company to be a beneficial owner of more than 5% of the Common Stock; and (iv) all directors and executive officers of the Company as a group:

                                    SHARES OF                     PERCENTAGE
NAME AND ADDRESS                  COMMON STOCK                     OF CLASS

  Amancio Victor Suarez(1)         1,054,160                        40.0%
  16501 N.W. 16th Court
  Miami, Florida 33169

  Carlos Ortega                      333,333                        12.6%
  16501 N.W. 16th Court
  Miami, Florida 33169

  A.J. Suarez                        333,333                        12.6%
  16501 N.W. 16th Court
  Miami, Florida 33169

  Jose R. Aldariz                    333,333                        12.6%
 c/o Cargil International Corp.

  6812 N.W. 77th Court
  Miami, Florida 33166

  All directors and officers        1,423,493                       53.5%
     as a group (6 persons)(2)

  (1) Includes 21,000 shares owned of record by a relative of Mr. Suarez.

  (2) Includes 26,000 shares subject to presently exercisable options.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 1995, the Company owed approximately $604,000 to Amancio Victor Suarez, Chairman of the Board and Chief Executive Officer of the Company, on loans previously made by Mr. Suarez to the Company from time to time. During 1996, Mr. Suarez had an informal commitment with the Company to lend from time to time, at his sole discretion, up to an additional $500,000 to the Company on a demand basis. The loans bear interest at prime rate plus 2.5%. During 1996, Mr. Suarez loaned the Company approximately $358,000. As of December 31, 1996 the aggregate amount owed by the Company to Mr. Suarez was approximately $962,000, on a demand basis. For 1997, Mr. Suarez has continued his informal commitment to loan up to an additional $500,000 to the Company on a demand basis, at his discretion.

During 1996, the Company paid Mr. Andrew Neckowitz, the Company's previous President, all oustanding debts owed to him in the amount of approximately $ 230,000.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)1. FINANCIAL STATEMENTS:

           Reference is made to the index to the Company's Consolidated Financial Statements following page 24 of this Annual Report on Form 10-K.


        2. FINANCIAL STATEMENT SCHEDULES:

           These schedules are otherwise contained within the Company's Consolidated Financial Statements following page 24 of this Annual Report on Form 10-K.


        3. EXHIBITS:

           EXHIBIT NO.        DESCRIPTION

            3.1         Registrant's Articles of Incorporation, as amended (1)

            3.2         Registrant's Bylaws (2)

           10.1         Employment Agreement with Andrew Neckowitz (3)

           10.2         Employment Agreement with Robert L. Scott (3)

           10.3         Amended and Restated 1990 Stock Option Plan(Compensatory
                        Plan)(4)

           10.4 Credit Facility with Congress Financial Corporation and Amendments thereto(5)

           10.5         Shareholders Agreement (1)

           22.1         List of Registrant's Subsidiaries (1)

           27           Financial Data Schedule

--------------------

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

  (5) Filed in part herewith, and incorporated by reference to (i) exhibits 10.8, 10.9, 10.10, 10.11, 10.12 and 10.13 filed with the Registrant's
           Annual Report on Form 10-K for fiscal 1989, and (ii) exhibits 10.4 filed with the Registrant's Annual Reports on Form 10-K for fiscal 1990, 1991, 1992, and 1995, respectively.


  (B)      REPORTS ON FORM 8-K

           No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSMO COMMUNICATIONS CORPORATION

DATED:  MARCH 29, 1997                                /s/ AMANCIO V. SUAREZ
                                                      ---------------------
                                                     AMANCIO VICTOR SUAREZ,
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: MARCH 29, 1997
                              /s/ AMANCIO V. SUAREZ
                              ---------------------
                              AMANCIO VICTOR SUAREZ,
                              Chairman of the Board
                              Chief Financial Officer
                              Chief Executive Officer


                              /s/ CARLOS ORTEGA
                              ----------------------
                              CARLOS ORTEGA
                              President, Chief Operating Officer
                              and Director


                              ----------------------
                              CESAR L. ALVAREZ
                              Director

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGE

INDEPENDENT AUDITORS' REPORT                                                F-1

CONSOLIDATED BALANCE SHEETS AS OF
   DECEMBER 31, 1996 AND 1995                                               F-2

CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR EACH OF THE THREE YEARS IN THE
   PERIOD ENDED DECEMBER 31, 1996                                           F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
   EQUITY FOR EACH OF THE THREE YEARS IN THE
   PERIOD ENDED DECEMBER 31, 1996                                           F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
   EACH OF THE THREE YEARS IN THE PERIOD ENDED
   DECEMBER 31, 1996                                                        F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-6

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Cosmo Communications Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Cosmo Communications Corporation and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Miami, Florida

March 25, 1997


COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 1996 AND 1995

ASSETS                                              1996             1995

CURRENT ASSETS:
  Cash and cash equivalents                     $     89,000    $   1,097,000
  Accounts receivable, net of allowance
    for doubtful accounts of $235,000 and
    $184,000, in 1996 and 1995, respectively       2,820,000        4,945,000
  Inventories                                      2,973,000        3,703,000
  Other                                              111,000           65,000
                                                ------------    -------------
    Total current assets                           5,993,000        9,810,000

PROPERTY AND EQUIPMENT, net                        1,455,000        1,542,000

OTHER                                                357,000          474,000
                                                ------------    -------------

TOTAL                                           $  7,805,000    $  11,826,000
                                                ============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses         $  1,241,000    $   3,576,000
  Credit facilities                                3,551,000        6,492,000
  Due to principal stockholder                       962,000          604,000
  Other liabilities, including current
    portion of long-term debt                        297,000          227,000
                                                ------------    -------------
    Total current liabilities                      6,051,000       10,899,000

LONG-TERM DEBT, net                                1,702,000          465,000

CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY:
 Convertible cumulative preferred stock,
    $0.01 par value; 30,000 shares
    authorized, none issued
 Preferred stock, $0.01 par value; 9,970,000
    shares authorized, none issued
 Common stock, $0.05 par value; 4,000,000
    shares authorized; 2,642,000 shares
    issued and outstanding as of December 31,
    1996 and 1995                                    133,000          133,000
 Additional paid-in capital                       25,410,000       25,410,000
 Accumulated deficit                             (23,753,000)     (23,343,000)
 Cumulative translation adjustment                (1,738,000)      (1,738,000)
                                                ------------    -------------
Total stockholders' equity                            52,000          462,000
                                                ------------    -------------
TOTAL                                           $  7,805,000    $  11,826,000
                                                ============    =============
See notes to consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996


                                            1996              1995              1994

SALES                                  $   15,964,000    $   15,243,000    $   15,772,000

COST  OF SALES                             11,779,000        12,044,000        11,611,000
                                       --------------    --------------    --------------

GROSS MARGIN                                4,185,000         3,199,000         4,161,000
                                       --------------    --------------    --------------
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES:
   Selling expenses                         2,032,000         1,540,000         1,536,000
   General and administrative
     expenses                               1,979,000         2,049,000         1,961,000
                                       --------------    --------------    --------------

Total selling, general and
   administrative expenses                  4,011,000         3,589,000         3,497,000

                                       --------------    --------------    --------------

INCOME (LOSS) FROM OPERATIONS                 174,000          (390,000)          664,000
                                       --------------    --------------    --------------

OTHER INCOME (EXPENSE):
   Interest expense                          (800,000)         (685,000)         (577,000)
   Interest income                             41,000            57,000            93,000
   Other, net                                 175,000            41,000            58,000
                                       --------------    --------------    --------------
Total other expense, net                     (584,000)         (587,000)         (426,000)
                                       --------------    --------------    --------------

NET (LOSS) INCOME                      $     (410,000)   $     (977,000)   $      238,000
                                       ==============    ==============    ==============


PRIMARY NET (LOSS)INCOME PER SHARE $            (0.16)   $        (0.37)   $         0.08


WEIGHTED AVERAGE COMMON
AND EQUIVALENT SHARES OUTSTANDING           2,640,000         2,640,000         2,863,000


See notes to consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR EACH
OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996


                                                COMMON
                                                STOCK
                                                SHARES                  ADDITIONAL                      CUMULATIVE
                                     -----------------------------       PAID-IN       ACCUMULATED      TANSLATION
                                         ISSUED           AMOUNT         CAPITAL         DEFICIT        ADJUSTMENT          TOTAL
BALANCE,
DECEMBER 31, 1993                      2,626,000        $ 131,000      $25,403,000    $(22,604,000)    $(1,737,000)     $1,193,000

Issuance of 7,000
  shares of common
  stock                                   7,000                              3,000                            `              3,000

Net income                                                                                 238,000                         238,000

Translation adjustment                                                                                      (1,000)         (1,000)
                                      ---------        ---------        ----------    ------------     -----------       ----------
BALANCE,
DECEMBER 31, 1994                     2,633,000          131,000        25,406,000     (22,366,000)     (1,738,000)      1,433,000

Issuance of 9,000
  shares of common
  stock                                   9,000           2,000              4,000                                           6,000

Net loss                                                                                  (977,000)                       (977,000)
                                      ---------        --------         ----------    ------------     ==---------       ----------

BALANCE,
DECEMBER 31, 1995                     2,642,000         133,000         25,410,000     (23,343,000)     (1,738,000)        462,000

Net loss                                                                                  (410,000)                       (410,000)
                                      ---------        --------         ----------      ----------       ---------       ---------

BALANCE,
DECEMBER 31, 1996                     2,642,000         133,000         25,410,000     (23,753,000)     (1,738,000)         52,000
                                      ---------       ---------         ----------     -----------      ----------       ---------


See notes to consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR EACH OF THE
THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996


                                                                 1996            1995             1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                            $  (410,000)   $  (977,000)     $   238,000
Adjustments to reconcile net (loss)
  income to net cash (used) provided by
  operating activities:
  Depreciation and amortization                                  172,000        318,000          230,000
Issuance of shares of common stock to
  certain employees                                                               5,000            3,000
Decrease (increase) in accounts receivable, net                2,125,000     (1,654,000)        (547,000)
Decrease (increase) in inventories and other assets              736,000       (177,000)        (773,000)
(Decrease) increase in accounts payable, accrued expenses
   and other current liabilities                              (2,265,000)     1,306,000          921,000
Translation adjustment                                                                            (1,000)
                                                               ---------      ---------         --------

Net cash (used) provided by operating activities                 358,000     (1,179,000)          71,000
                                                               ---------      ---------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                             (20,000)      (224,000)        (138,000)
                                                               ---------      ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES :
Net increase (decrease) in credit facilities and long-
   term debt repayments                                        (1,704,000)    1,162,000         (201,000)
Net increase in due to stockholders                               358,000       402,000           19,000
                                                                ---------     ---------         --------

Net cash provided (used) by financing activities               (1,346,000)    1,564,000         (182,000)
                                                                ---------     ---------        ---------

(DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                 (1,008,000)      161,000         (249,000)

CASH AND CASH EQUIVALENTS AT THE
  BEGINNING OF THE YEAR                                         1,097,000       936,000        1,185,000
                                                               ----------     ---------        ---------

CASH AND CASH EQUIVALENTS AT THE
  END OF THE YEAR                                            $     89,000   $ 1,097,000      $   936,000
                                                             ============   ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION - Cash paid during the year for interest       $    731,000   $   588,000      $   510,000
                                                             ============   ===========      ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES:

  Issuance of shares of common stock to certain employees                   $     4,000      $     3,000
                                                                            ===========      ===========

See notes to consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996


1.    GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GENERAL - Cosmo Communications Corporation and subsidiaries (the "Company") is a publicly-owned entity. The Company markets and distributes clocks and other consumer electronic products. The Company has significant operations in the United States, Hong Kong and Canada.

      FINANCIAL DIFFICULTIES AND MANAGEMENT'S PLANS - During the last few years, the Company experienced a continuation of a difficult retail climate and increased competition. In addition, several large retailers in the United States continued their corporate policies to reduce their inventory levels. Although during 1996 the Company's gross margins increased and it earned income from operations, a net loss was nonetheless incurred. During the last few years, management has been implementing a plan to improve operations. This plan includes an intensification of the Company's sales efforts through the addition of new sales representatives and the introduction of new products within existing product lines. The Company will continue to pursue new product categories through increased sourcing activities in the Far East. It is anticipated that the introduction of new product categories will assist the Company in capturing new markets within the retail arena. In 1997, the Company is also introducing a new line of product of cellular phone and accessories components under the brand of "Cosmo Telecom".

      Management believes that through its existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing at his discretion, the Company will be able to meet it's working capital requirements during 1997. The Company's ability to successfully implement its plans to improve its operations is dependent upon a number of factors beyond its control. These factors include the overall retail climate and competition. There can be no assurance that the Company's operating results or financial condition will improve in fiscal year 1997.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments include cash and cash equivalents, receivables, payables, debt and credit facilities. The fair value of such financial instruments have been determined based on current market interest rates as of December 31, 1996. The fair values of these instruments were not materially different than their carrying (or contract) values.

      PRINCIPLES OF CONSOLIDATION - The Company includes, in consolidation, its wholly owned subsidiaries which are as follows: Cosmo Time Corporation, Caonabo Cigars Corporation (formerly known as Cosmo Air, Inc.), Cosmo Lighting, Inc., Cosmo Electronics, Inc. (formerly Topp Electronics, Inc.), Cosmo Communications (H. K.) Limited, Cosmo Communications Canada, Inc. and Cosmo Worldwide Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

      CASH AND CASH EQUIVALENTS - All highly liquid instruments with a maturity of three months or less when acquired are considered cash equivalents.

      INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market.

      PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets which range from three to eight years for property and equipment, other than the building, which is depreciated over thirty years.

      OTHER ASSETS - Other assets include an original amount of $983,000 of excess cost over fair market value of net assets acquired. Such amount is being amortized on a straight-line basis over fifteen years. The unamortized balance at December 31, 1996 and 1995 amounted to $325,000 and $390,000, respectively.

      FOREIGN CURRENCY TRANSLATION - The accounts of the foreign subsidiaries were translated into U.S. dollars in accordance with the provisions of Financial Accounting Standards Board No. 52 ("SFAS 52"). Management has determined that the Hong Kong dollar is the functional currency of the Hong Kong subsidiaries and the Canadian dollar is the functional currency of the Canadian subsidiary. Certain current assets and liabilities of these foreign entities are denominated in U.S. dollars. In accordance with the provisions of SFAS 52, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant periods. Adjustments resulting from the translation of the financial statements from their functional currencies to U.S. dollars are accumulated as a separate component of stockholders' equity and have not been included in the determination of income for the relevant periods.

      REVENUE RECOGNITION - Sales are recognized upon shipment of goods. During the years ended December 31, 1996, 1995, and 1994, sales to a single customer accounted for approximately 34%, 34%, and 37%, respectively, of total sales. Accounts receivable corresponding to this customer approximated $672,000 and $554,000 as of December 31, 1996 and 1995, respectively.

      WARRANTY COSTS - The Company's products are sold with a one-year limited warranty. The net cost of warranty repairs is charged to cost of sales when the repair work is performed. Historically, the Company's annual net warranty liability has not been significant.

      RESEARCH AND DEVELOPMENT - The costs of research and development associated with new product design, engineering, tooling, and testing are charged to cost of sales as incurred. Such expenses aggregated approximately $210,000 in 1996, $225,000 in 1995 and 1994.

      INCOME TAXES - The Company follows the guidelines contained in Financial Accounting Standards Board Statement 109, ACCOUNTING FOR INCOME TAXES ("SFAS 109"). SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes. In addition, SFAS 109 requires that deferred tax liabilities and assets be adjusted in the period of enactment for the effect of an enacted change in tax laws or rates.

      EARNINGS AND LOSS PER SHARE - Earnings per share has been presented after giving retroactive effect to the first period presented for a 1 for 5 reverse stock split effected October 31, 1994 (see Note 8).

      Primary earnings per common share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding for each period. As of each period ended, there were no dilutive common equivalent shares. As of December 31, 1994, common equivalent shares include the dilutive effect of the stock grants (see
      Note 7) and of the stock options using the treasury stock method (see Note
      8).

      RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS 121"). SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 was adopted in the current year without a material impact on the financial position of the Company or its results of operations.

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"). SFAS 123 establishes accounting and financial reporting for stock-based compensation plans. Those plans include all arrangements by which employees and non-employee members of the Board receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. SFAS 123 encourages that these transactions be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued whichever is more reliably measureable.

      The Company has choosen to continued to account for stock-based plans using the intrinsic value method prescribed by Accounting Principles Board Opinion("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, compensation cost of stock based compensation are measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee or non-employee member of the Board must pay for the stock. The Company did not grant any stock options in 1996 and 1995.


2.    ACCOUNTS RECEIVABLE

      The activity for the allowance for doubtful accounts is as follows for the years ended December 31 :


                                               1996         1995         1994

Beginning balance                           $ 184,000    $  57,000     $ 57,000
Provision                                     138,000      136,000       23,000
Write-offs, net of recoveries                 (87,000)      (9,000)     (23,000)
                                              -------       ------     ---------
Ending balance                              $ 235,000    $ 184,000     $ 57,000
                                            =========    =========     ========

      The Company carries accounts receivable at the amounts it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimated.

3.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following as of December 31:

                                                           1996          1995

Land                                                    $  400,000   $  400,000
Building                                                 1,610,000    1,600,000
Leasehold improvements                                     286,000      269,000
Plant and equipment                                        964,000      964,000
Auto and trucks                                             26,000       21,000
Furniture and fixtures                                     192,000      204,000
                                                           -------      -------
Total                                                    3,478,000    3,458,000

Less accumulated depreciation and amortization          (2,023,000)  (1,916,000)
                                                       -----------    ---------

                                                        $1,455,000   $1,542,000
                                                        ==========   ==========


4.    CREDIT FACILITIES

      The following are the Company's credit facilities:

      UNITED STATES AND CANADA OPERATIONS - The Company utilizes a credit facility of up to $7,500,000, expiring on December 31, 1997. The credit facility is secured by substantially all assets of the Company, except for the Company's land and building in the United States. Borrowings are tied by formula to eligible accounts receivable and inventories. Interest is charged on outstanding borrowings at the prime rate (8.25% at December 31, 1996) plus 2.5%. As of December 31, 1996 and 1995, borrowings outstanding under this credit facility amounted to $3,089,000 and $3,752,000, respectively. The credit facility contains certain restrictive covenants. The most restrictive covenant relates to a minimum net worth requirement, which was not met by the Company as of December 31, 1996. However, the lender has waived the minimum net worth requirement through December 31, 1997.

      The Company, during 1992, obtained an additional credit facility from a financial institution in the amount of $1,200,000. This facility was collateralized by $300,000 in interest-bearing deposits and is guaranteed by certain stockholders of the Company. Interest is charged on outstanding borrowings at the prime rate plus 2.5%. As of December 31, 1996 and 1995, borrowings outstanding under this credit facility amounted to $462,000 and $1,062,000, respectively. As of December 31, 1996, the Company can no longer borrow amounts under this line.

      The Company, during 1996, obtained an additional credit facility from a financial institution in the amount of $750,000 expiring on December 1, 2001. This credit facility is secured by a second mortgage on the Company's land and building in the United States. Interest is charged on outstanding borrowings at prime plus 1%. As of December 31, 1996, there were no borrowings outstanding under this credit facility.

      The Company had an additional line of credit facility from a financial institution. This credit facility is secured by a secondary interest in all assets of the Company. Interest is charged on outstanding borrowings at prime plus 2%. As of December 31, 1995, borrowings outstanding under this credit facility amounted to $1,131,000. During 1996, the Company paid the remaining balance.

      HONG KONG OPERATIONS - The Company utilized an overdraft credit facility with maximum borrowings of approximately $777,000 to cover bank overdrafts. Interest was charged on outstanding borrowings at the local prime rate (approximately 7.25% as of December 31, 1995) plus 1%. During the second quarter of 1996, the Company paid off the balance outstanding on this credit facility with the short term bank deposits used to secure this credit line. As of December 31, 1995, borrowings outstanding under the overdraft credit facility amounted to approximately $547,000.



5.    LONG-TERM DEBT

      Long-term debt consisted of the following as of December 31:



First mortgage note at 11%, payable                     1996             1995
  in monthly installments of principal and
  interest of approximately $7,400 and $7,000
  in 1996 and 1995, respectively, through the
  year 2004, collateralized by land  and a
  building in the United States.                      $  318,000      $500,000

Note payable at prime rate plus 1% in monthly
  installments of principal and interest of
  approximately $18,000 expiring in December 2001,
  at which time the entire outstanding balance as
  due, collateralized by a second mortgage on the
  Company's land and building in the United States.    1,520,000         --
                                                       ---------      ---------

Total                                                  1,838,000       500,000

Less current portion                                    (136,000)       (35,000)
                                                       ---------       --------

Long-Term Debt                                       $ 1,702,000      $ 465,000
                                                     ===========      =========


6.    INCOME TAXES

      The domestic and foreign components of net (loss) income were as follows for the years ended December 31:



                                 1996               1995               1996

Domestic                   $ (1,049,000)      $ (1,095,000)        $ (500,000)
Foreign                         639,000            118,000            738,000
                           ------------       ------------         ----------
Total balance              $   (410,000)      $   (977,000)        $  238,000
                           ============       ============         ==========


      DOMESTIC - The Company has unused domestic tax loss carryforwards of approximately $43,834,000 to offset future taxable income. Such carryforwards expire from the year 1997 through the year 2011. Included in the tax loss carryforwards are approximately $20,872,000 obtained in connection with the acquisition of Cosmo Electronics, Inc. which are only available to offset future taxable income of Cosmo Electronics, Inc. The deferred tax asset and related valuation allowance recorded by the Company as a result of these domestic tax loss carryforwards is $16,482,000 as of December 31, 1996.

      FOREIGN - The Company has unused foreign tax loss carryforwards of approximately $2,000,000 to offset future taxable income. Approximately $1,200,000 of these tax loss carryforwards expire in the years 1997 and 1998. The remainder may be carried forward indefinitely. The deferred tax asset and related valuation allowance recorded by the Company as a result of these foreign tax loss carryforwards is $618,000.

      The Company has reduced the deferred tax assets resulting from its domestic and foreign tax loss carryforwards by a valuation allowance as it has determined that it is more likely than not that the deferred tax assets will not be realized. The change in the valuation allowances from December 31, 1995 to December 31, 1996 for the domestic and foreign components was a decrease of $724,000 and $101,000, respectively.

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

8.    STOCKHOLDERS' EQUITY

      REVERSE STOCK SPLIT - On October 31, 1994, the Company effected a 1 for 5 reverse stock split. Accordingly, the 1994 consolidated financial statements have been retroactively effected, as if the reverse stock split occurred on January 1, 1994.

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

      As of December 31, 1996, 172,000 stock options were outstanding, all of which were exercisable. No stock options were granted during 1996 and 1995. The exercise price of the stock options range from $.45 - $1.55 per option.


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


                                    DOMESTIC   FOREIGN   ELIMINATIONS  TOTAL
                                                ( IN THOUSANDS)

1996

Sales to unaffiliated customers     $9,565     $6,399    $           $ 15,964
Transfers between geographic areas                303        (303)
                                    ------     ------    --------    --------

Total sales                         $9,565     $6,702    $   (303)   $ 15,964
                                    ======     ======    ========    ========

(Loss) income from operations       $ (476)    $  650                $    174
                                    ======     ======                ========
Identifiable assets                 $3,985     $1,808                $  5,793
Corporate assets                     1,774        238                   2,012
                                    ------     ------                --------

Total assets                        $5,759     $2,046                $  7,805
                                    ======     ======                ========

                                    DOMESTIC   FOREIGN   ELIMINATIONS  TOTAL
                                                ( IN THOUSANDS)

1995

Sales to unaffiliated customers     $8,992     $6,251    $           $ 15,243
Transfers between geographic areas                140        (140)
                                    ------     ------    --------    --------

Total sales                         $8,992     $6,391    $   (140)   $ 15,243
                                    ======     ======    ========    ========

(Loss) income from operations       $ (538)    $  148                $    390
                                    ======     ======                ========
Identifiable assets                 $8,362     $1,977                $ 10,339
Corporate assets                       872        615                   1,487
                                    ------     ------                --------

Total assets                        $9,234     $2,592                $ 11,826
                                    ======     ======                ========



1994


Sales to unaffiliated customers    $10,017     $5,755    $           $ 15,772
Transfers between geographic areas                           (485)
                                    ------     ------    --------    --------

Total sales                        $10,017     $5,755    $   (485)   $ 15,772
                                    ======     ======    ========    ========

(Loss) income from operations      $   (98)    $  762                $    664
                                    ======     ======                ========
Identifiable assets                $ 6,599     $1,937                $  8,536
Corporate assets                       798        593                   1,391
                                    ------     ------                --------

Total assets                       $ 7,397     $2,530                $  9,927
                                    ======     ======                ========


10.   RELATED PARTY BALANCES

      Amounts due to the principal stockholder bear interest at the prime rate plus 2.5% and are due on demand. Included in other current liabilities is $115,000 and $158,000 as of December 31, 1996 and 1995, respectively, due to the Company's previous President, bearing interest at prime plus 2.5% and is due on demand. Also included in other current liabilities is $46,000 due to the Company's current President. Total interest expense incurred due to related party payables for the years ended December 31, 1996 and 1995 approximated $ 115,000 and $38,000, respectively.

                                   * * * * * *

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION


10.4           Credit facility with Congress Financial Corporation and
               Amendments thereto.

27             Financial Data Schedule.