Form 10-Q
period 1997-06-30
COSMO COMMUNICATIONS CORP
filed 1997-08-08
CIK 718096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

	For the quarterly period ended June 30, 1997

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

2,642,000 shares of the issuer's Common Stock were outstanding as of the latest practicable date June 30,1997







                             INDEX


Registrant's Representations..............................................3

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets
June 30, 1997 and December 31, 1996.....................................4-5


Condensed Consolidated Statements of  Operations
for the three months ended June 30,
1997 and 1996.............................................................6

Condensed  Consolidated Statements of Operations for the six
months ended June 30, 1997 and 1996.......................................7

Condensed Consolidated Statements of Cash Flows for
the six months ended June 30, 1997 and 1996.............................  8

Notes to Condensed Consolidated
Financial Statements......................................................9


Management's Discussion and Analysis of
Financial Condition and Results of Operations.........................10-12

Signature................................................................13


PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

The registrant represents that the Condensed Consolidated Financial Statements furnished herein have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years and that such Condensed Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Cosmo Communications Corporation and its subsidiaries (the "Company"), as of June 30, 1997 and the results of its operations and its cash flows for the six months then ended.





























         COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

             CONDENSED CONSOLIDATED BALANCE SHEETS

                            ASSETS

                                                    (Unaudited)


                                                    June 30    December 31,
                                                      1997         1996


CURRENT ASSETS
  Cash and cash equivalents                       $  318,000     $  89,000

Receivables-
  Trade, less allowance for doubtful
     accounts of $ 306,000 at June 30,
     1997 and $ 235,000 at December
      31, 1996.                                    3,270,000     2,820,000

Inventories                                        3,373,000     2,973,000

Other                                                139,000       111,000


  Total current assets                             7,100,000     5,993,000


PROPERTY AND EQUIPMENT, at cost                    3,519,000     3,478,000

  Less - Accumulated depreciation                 (2,086,000)   (2,023,000)


PROPERTY AND EQUIPMENT, net                        1,433,000     1,455,000

OTHER ASSETS                                         329,000       357,000


TOTAL                                         $    8,862,000   $ 7,805,000


               See notes to condensed consolidated financial statements.

                    COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   (Unaudited)
                                                  June 30,     December 31,
                                                    1997          1996
CURRENT LIABILITIES
  Accounts payable and accrued expenses       $  1,753,000    $  1,241,000
  Credit facilities                              4,406,000       3,551,000
  Due to principal stockholder                     962,000         962,000
  Other                                            126,000         297,000

    Total current liabilities                    7,247,000       6,051,000

LONG-TERM DEBT                                   1,531,000       1,702,000

  Total liabilities                              8,778,000       7,753,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Convertible cumulative preferred stock,
  $.01 par value; 30,000 shares authorized,
   none issued.
Preferred stock, $.01 par value; 9,970,000
  shares authorized, none issued.
Common stock, $.05 par value,
  4,000,000 shares authorized,
  2,642,000 and 2,642,000 shares issued and
  outstanding at June 30, 1997
  and December 31, 1996, respectively.             133,000         133,000

Additional paid-in capital                      25,410,000      25,410,000

Accumulated deficit                            (23,721,000)    (23,753,000)

Cumulative translation adjustment               (1,738,000)     (1,738,000)

TOTAL STOCKHOLDERS' EQUITY                          84,000          52,000

TOTAL                                     $      8,862,000   $   7,805,000

                See notes to condensed consolidated financial statements.

              COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                             (Unaudited)
                                                    June 30,       June 30,
                                                     1997            1996


SALES                                          $  4,467,000   $  4,157,000

COST OF SALES                                     3,385,000      3,332,000

Gross Margin                                      1,082,000        825,000


SELLING EXPENSES                                    589,000        569,000

GENERAL AND ADMINISTRATIVE EXPENSES                 426,000        480,000

  Income / (loss) from operations                    67,000       (224,000)

OTHER INCOME / (EXPENSE):

  Interest expense                                 (116,000)      (207,000)

  Interest income                                                    5,000

  Other, net                                         65,000         50,000

Total other expense, net                            (51,000)      (152,000)

    Net income / (loss)                     $        16,000    $  (376,000)

INCOME / (LOSS) PER SHARE
                                                       0.01          (0.14)
SHARES OUTSTANDING (AVERAGE)                      2,642,000      2,642,000
                   See notes to condensed consolidated financial statements.


                     COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                    (Unaudited)

                                                    June 30,      June 30,
                                                     1997           1996


SALES                                         $   7,934,000   $  8,409,000

COST  OF SALES                                    5,709,000      6,468,000


Gross Margin                                      2,225,000      1,941,000


SELLING EXPENSES                                  1,173,000      1,063,000

GENERAL AND ADMINISTRATIVE EXPENSES                 852,000        970,000

  Income/ (Loss)  from operations                   200,000       (92,000)

OTHER INCOME / (EXPENSE):

  Interest expense                                 (265,000)     (437,000)

  Interest income                                                  26,000

  Other, net                                         66,000        49,000

Total other expense, net                           (199,000)     (362,000)


  Net income / (loss)                        $        1,000    $ (454,000)


INCOME / (LOSS) PER SHARE                                           (0.17)

SHARES OUTSTANDING (AVERAGE):                     2,642,000     2,642,000
See notes to condensed consolidated financial statements.


                COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                                (Unaudited)
                                                      1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                             $       1,000    $  (454,000)
Adjustments to reconcile net income to net
cash used by operating activities:
 Depreciation & Amortization                        100,000        100,000
Beginning Retained Earnings "Cosmo Telecom"          31,000
 (Increase) Decrease in accounts receivable, net   (450,000)     2,404,000
 (Increase) Decrease in inventories, prepaid
  expenses and other assets                        (437,000)       661,000
 (Decrease) Increase in accounts payable,
    accrued expenses and other current liabilities  341,000     (1,968,000)

  Net cash provided (used) by operating activities (414,000)       743,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment                   (41,000)       (11,000)

        Net cash used by investing activities       (41,000)       (11,000)
CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in credit facilities
and long-term debt repayments                       684,000     (1,981,000)
Net increase in due to principal stockholder          0            185,000

  Net cash provided (used) by financing activities (684,000)    (1,796,000)

  (Decrease) Increase in cash and cash equivalents  229,000     (1,064,000)
Cash and cash equivalents at the beginning of the
period                                               89,000      1,097,000

Cash and cash equivalents at the end of the period $318,000     $   33,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest            265,000     $  437,000

See notes to condensed consolidated financial statements.



                        COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   JUNE 30, 1997 and 1996

                                        (Unaudited)


1.  SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies followed by quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's report on Form 10K for the fiscal year ended December 31, 1996.

2.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory at June 30, 1997 and December 31, 1996 consisted primarily of finished goods.

3.  INCOME /(LOSS)PER SHARE:

Income (loss) per common share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding for each period. As of June 30, 1997 and December 31, 1996, common equivalent shares include the dilutive effect of stock options using the treasury stock method.
















ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     	    AND RESULTS OF OPERATION

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the period included in the accompanying condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK
This quarterly report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of such risks and uncertainties, including, among others, general economic conditions, governmental regulation and competiitive factors, and, more specifically, interest rate levels availability of financing, consumer confidence and prefernces, the effectiveness of the Company's competitors, and costs of materials and labor. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this quarterly report will in fact transpire.

LIQUIDITY AND CAPITAL RESOURCES
Working capital was approximately ($147,000) at June 30, 1997, a reduction of approximately $89,000 from December 31, 1996. The ratio of current assets to current liabilities at June 30, 1997 was .98 to 1, as compared to .99 to 1 at December 31, 1996. The Company has met its working capital requirements for the six months ended June 30, 1997 primarily from a combination of internally generated funds and increased in borrowings under the credit facility.

The Company utilizes a revolving credit facility with Congress Financial Corporation ("Congress") providing for borrowings up to $7,500,000 which expires on December 31, 1997. Maximum borrowings are tied by formula to eligible accounts receivable and inventories. Interest is charged on outstanding borrowings at prime plus 2.5%. This credit facility is secured by all assets of the Company,. As of June 30, 1997 and December 31, 1996, borrowings outstanding under this credit facility amounted to approximately $ 2,810,000 and $3,089,000, respectively, and are classified as current liabilties.

This credit facility with Congress contains certain restrictive covenants. The minimum net worth requirements were not met by the Company as of June 30, 1997 and December 31, 1996. However, the lender has waived the minimum net worth requirements through December 31, 1997. The Company may not meet this covenant during 1997. Management anticipates that this credit facility may be renegotiated or extended in 1997.

The Company, during 1996, obtained an additional credit facility from a financial institution in the amount of $750,000, expiring on December 1 2001, which was increased to $1,350,000 in 1997 with the acquisition of Cosmo Telecom The balance of the note in December 31, 1996 was $275,000. This credit facility is secured by a second mortgage on the company's land and building in the United States. Interest is charged on outstanding borrowings at the prime rate plus 1%. As of June 30, 1997, there were borrowings outstanding under this credit facility in the amount of $1,290,000. In addition to this credit facility the Company borrowed from the same institution a note payable in the amount of $1,520,000 that was used primarily to pay off the second mortgage on the land and building to Congress and to pay off the mortgage to First Union, as well as to provide working capital. The balance of the note on June 30, 1997 was $1, 436,000.

The Company, during 1992, obtained an additional credit facility from a financial institution in the amount of $1,200,000. This facility was collateralized by $300,000 in interest-bearing deposits and interest is charged on outstanding borrowings at prime plus 2.5%, which deposits were used to pay down the loan during l996. At June 30, 1997 and December 31, 1996 borrowings under this line amounted to $402,000 and $462,000 respectively. As of June 30, 1997 there were no open leters of credit under this line.The Company has an agreement with the lender to pay off the loan by December 1998 at the rate of 10% .

Management believes that through existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing at his discretion, the Company will be able to meet its working capital requirements during 1997.

FINANCIAL AND MANAGEMENT PLANS
The Company's stockholders' equity at June 30, 1997 and December 31, 1996 was $84,000 and $52,000, respectively. During the the second quarter of 1997, management continued to implement a plan to reduce the Company's losses. The plan included an intensification of the Company's sales efforts through the addition of its new line of product of cellular phone and accessories components under the brand of "Cosmo Telecom", which started in the first quarter of 1997. However, the company's ability to sucessfully implement its plan to reduce losses is dependent upon a number of factors beyond its control. These factors include the overall retail climate and competition, the success of new products and sales efforts, and fluctuation in the supply and costs of products sold. There can be no assurance that the Company's sales or financial condition will improve during fiscal year 1997.

 .
RESULTS OF OPERATIONS

SALES

Sales for the second quarter of 1997 increased by approximately $310,000 or 7% compared to the corresponding period in 1996. Sales for the six months ended June 30, 1997 decreased by approximately $475,000 or 6% as compared to the corresponding period in 1996. The decrease in sales for the six months period ended June 30,1997 was due primarily to a reduction in sales to Walmart in the first quarter of 1997. Sales to Walmart dropped in the first quarter from 27.5% in 1996 to 16.4% of total sales in 1997. Sales to Walmart in second quarter of 1997 increased to a level consistent with second quarter of 1996. Management anticipates that future sales to Walmart will remain consistent with recent historical sales, however there can be no assurance that sales will not decline in the future.

COST OF SALES AND GROSS MARGIN

Gross margin as a percentage of sales was approximately 24.2% in the second quarter of 1997 as compared to approximately 19.8% for the same period in 1996.Gross margin as a percentage of sales approximated 28.0% for the six months ended June 30,1997 as compared to 23.1% for the corresponding period in 1996. This increase is attributed mainly due to the introduction of the new "Cosmo Telecom" cellular phone products.

SELLING,  GENERAL AND ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses for the second quarter of 1997 decreased by $34,000 as compared to the corresponding period in 1996. Selling, general and administrative expenses during the six months ended June 30, 1997 decreased by $8,000 as compared to the corresponding period in 1996. Despite the fact that selling expenses increased by $110,000 in the six months ended period ended June 30,1997,primarily as a result of the introduction last quarter of the new line of cellular phone and accessories components from "Cosmo Telecom", there was an overall reduction in general and administrative expenses in the amount of $118,000, primarily.. due to a reduction in payroll cost.

INTEREST EXPENSE  AND OTHER COSTS

Interest expense and other costs decreased by approximately $101,000 during the second quarter of 1997 compared to the corresponding period in 1996. Interest expense and other costs also decreased by approximately $163,000 during the six months ended June 30, 1997 as compared to the corresponding period in 1996. This decrease is primarily attributed to an overall reduction in interest expense resulting from a decrease in the average balance of borrowings outstanding during the first and second quarter of 1997 as compared the same period in 1996.

NET LOSS AND INCOME

The Company had a net income of approximately $16,000 for the second quarter ending June 30, 1997 compared to net loss of $ 376,000 for the same period in 1996. During the six months ended June 30, 1997,the company had a net income of approximately $1,000 as compared to net loss of 454,000 for the same period in 1996. The overall improvement noted in the first six months can be primarily attributed to an increase in the gross margin as compared to the same period last year, as a result of the new "Cosmo Telecom" product line, introduced in the first quarter of 1997 as well as the decrease in interest expense discussed above.







SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned - thereunto duly authorized.

COSMO COMMUNICATIONS CORPORATION


Date:	August 6, 1997



     /s/ Amancio V. Suarez
     Amancio V. Suarez
     Chairman of the Board
     Chief Financial Officer






















??







13