Form 10-Q
period 1997-09-30
COSMO COMMUNICATIONS CORP
filed 1997-11-10
CIK 718096

UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997


( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934///

                       Commission File Number         0-11968

                        COSMO COMMUNICATIONS CORPORATION
         (Exact name of registrant as specified in its charter)

              FLORIDA                              59-2268005
        (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)         Identification No.)

              16501 N.W. 16th Court, Miami, Florida  33169
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

2,642,000 shares of the issuer's Common Stock were outstanding as of the latest practicable date September 30, 1997.







                                INDEX


Registrant's Representations............................................3

Condensed Consolidated Financial Statements:

    Condensed Consolidated Balance Sheets
    September 30, 1997 and December 31, 1996............................4-5


    Condensed Consolidated Statements of  Operations
    for the three months ended September 30,
    1997 and 1996.......................................................6

    Condensed  Consolidated Statements of Operations for the nine months ended September 30, 1997 and 1996............................7

    Condensed Consolidated Statements of Cash Flows for
    the nine months ended September 30, 1997 and 1996...................8

    Notes to Condensed Consolidated
    Financial Statements................................................9


Management's Discussion and Analysis of
 Financial Condition and Results of Operations.........................10-12

Signature..............................................................13


                     PART I - FINANCIAL INFORMATION



Item I.  Financial Statements


The registrant represents that the Condensed Consolidated Financial Statements furnished herein have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years and that such Condensed Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Cosmo Communications Corporation and its subsidiaries (the "Company"), as of September 30, 1997and the results of its operations and its cash flows for the nine months then ended.





























                   COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                   (Unaudited)


                                               Septmber 30,     December 31
                                                   1997              1996
CURRENT ASSETS
  Cash and cash equivalents                   $    13,000      $    89,000

Receivables-
  Trade, less allowance for doubtful
     accounts of $ 341,000 at September 30,
     1997and $ 235,000 at December
1. 31, 1996.                                    3,088,000        2,820,000

Inventories                                     3,993,000        2,973,000

Other                                             174,000          111,000

 Total Current Assets                           7,268,000        5,993,000
PROPERTY AND EQUIPMENT, at cost                 3,466,000        3,478,000

  Less - Accumulated depreciation              (2,059,000)      (2,023,000)


PROPERTY AND EQUIPMENT, net                     1,407,000        1,455,000

OTHER ASSETS                                      301,000          357,000


TOTAL                                       $   8,976,000      $ 7,805,000


                See notes to condensed consolidated financial statements.


                    COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED BALANCE SHEETS

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                          (Unaudited)


                                              September 30,    December 31,
                                                 1997              1996
CURRENT LIABILITIES
  Accounts payable and accrued expenses       $  1,550,000    $  1,241,000
  Credit facilities                              4,824,000       3,551,000
  Due to principal stockholder                     962,000         962,000
  Other                                            109,000         297,000

Total current liabilities                        7,445,000       6,051,000

LONG-TERM DEBT                                   1,513,000       1,702,000

Total Liabilities                                8,958,000       7,753,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Convertible cumulative preferred stock,
  $.01 par value; 30,000 shares authorized,
   none issued.
Preferred stock, $.01 par value; 9,970,000
  shares authorized, none issued.
Common stock, $.05 par value,
  4,000,000 shares authorized,
  2,642,000 and 2,642,000 shares issued and
  outstanding at September 30, 1997
  and December 31, 1996, respectively.             133,000         133,000

Additional paid-in capital                      25,410,000      25,410,000

Accumulated deficit                            (23,787,000)    (23,753,000)

Cumulative translation adjustment               (1,738,000)     (1,738,000)

TOTAL STOCKHOLDERS' EQUITY                          18,000          52,000

TOTAL                                       $    8,976,000   $   7,805,000

             See notes to condensed consolidated financial statements.


               COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                             (Unaudited)
                                             September,30     September 30,
                                                 1997             1996


SALES                                      $  3,838,000     $    3,351,000

COST OF SALES                                 2,797,000          2,394,000

Gross Margin                                  1,041,000            957,000

SELLING EXPENSES                                535,000            481,000

GENERAL AND ADMINISTRATIVE EXPENSES             445,000            417,000

 Income / (loss) from operations                 61,000             59,000

OTHER INCOME / (EXPENSE):

  Interest expense                             (127,000)          (172,000)

  Interest income

  Other, net                                                       119,000

Total other expense,                           (127,000)           (53,000)

    Net income / (loss)              $          (66,000)     $       6,000

INCOME / (LOSS) PER SHARE                         (0.02)
SHARES OUTSTANDING (AVERAGE)                  2,642,000          2,644,000
                  See notes to condensed consolidated financial statements.


                        COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                  (Unaudited)

                                             September 30,    September 30,
                                                1997             1996


SALES                                      $   11,772,000     $ 11,760,000

COST  OF SALES                                  8,506,000        8,862,000


Gross  Margin                                   3,266,000        2,898,000


SELLING EXPENSES                                1,708,000        1,544,000

GENERAL AND ADMINISTRATIVE EXPENSES             1,218,000        1,387,000


Income (Loss)  from  operations                   340,000          (33,000)


Interest expense                                 (471,000)        (609,000)

  Interest income                                                   26,000


  Other, net                                       66,000          168,000

Total   other expense, net                       (405,000)        (415,000)

Net income / (loss)                      $       (65,000)   $    (448,000)

INCOME / (LOSS) PER SHARE                           (0.01)          (0.17)

SHARES OUTSTANDING (AVERAGE)                    2,642,000        2,644,000
                See notes to condensed consolidated financial statements.


                    COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                          CONSOLIDATED STATEMENT OF CASH FLOWS


                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                       (UNAUDITED)
                                                      1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                 $  (65,000)   $ (448,000)
Adjustments to reconcile net income to net
cash used by operating activities:
  Depreciation & Amortization                         86,000       130,000
Beginning Retained Earnings "Cosmo Telecom"           31,000
(Increase) Decrease in accounts receivable, net     (268,000)    2,049,000
(Increase) Decrease in inventories, prepaid expenses
   and other assets                               (1,076,000)      979,000
  Decrease in accounts payable,
    accrued expenses and other current liabilities   121,000    (2,067,000)

  Net cash provided (used) by operating activities(1,171,000)      643,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment                                   (8,000)
Disposal Property Equipment                           12,000
        Net cash used by investing activities         12,000        (8,000)
CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in credit facilities and
 long-term Debt repayments                         1,083,000    (1,855,000)
Net increase in due to principal stockholder                       305,000

	Net cash provided (used) by financing
         activities                                1,083,000    (1,550,000)

        Decrease in cash and cash equivalents        (76,000)     (915,000)
Cash and cash equivalents at the beginning of
the period                                            89,000     1,097,000

Cash and cash equivalents at the end of the period $  13,000    $   182000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest           $ 471,000    $  609,000


See notes to condensed consolidated financial statements.


                       COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 SEPTEMBER 30, 1997 and 1996


                                          (Unaudited)


1.  SIGNIFICANT ACCOUNTING POLICIES:


The accounting policies followed by quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's report on Form 10K for the fiscal year ended December 31, 1996

2.  INVENTORIES:


Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory at September 30, 1997 and December 31, 1996 consisted primarily of finished goods.

3.  INCOME /(LOSS)PER SHARE:


Income (loss) per common share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding for each period. As of September 30, 1997 and December 31, 1996, common equivalent shares include the dilutive effect of stock options using the treasury stock method.
















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


FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

This quarterly report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of such risks and uncertainties, including, among others, general economic conditions, governmental regulation and competitive factors, and, more specifically, interest rate levels availability of financing, consumer confidence and preferences, the effectiveness of the Company's competitors, and costs of materials and labor. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this quarterly report will in fact transpire


LIQUIDITY AND CAPITAL RESOURCES
Working capital was approximately ($177,000) at September 30, 1997, a reduction of approximately $ 119,000 from December 31, 1996. The ratio of current assets to current liabilities at September 30, 1997 was .98 to 1, as compared to .99 to 1 at December 31, 1996. The Company has met its working capital requirements for the nine months ended September 30, 1996 primarily from a combination of internally generated funds and increase in borrowings under the credit facility

The Company utilizes a revolving credit facility with Congress Financial Corporation ("Congress") providing for borrowings up to $7,500,000 which expires on December 31, 1997. Maximum borrowings are tied by formula to eligible accounts receivable and inventories. Interest is charged on outstanding borrowings at prime plus 2.5%. This credit facility is secured by all assets of the Company. As of September 30, 1997 and December 31, 1996, borrowings outstanding under this credit facility amounted to approximately $ 3,188,000 and $3,089,000, respectively, and are classified as current liabilties.

This credit facility with Congress contains certain restrictive covenants. The minimum net worth requirements were not met by the Company as of September 30,1997 and December 31,1996. However, the lender has waived the minimum net worth requirements through December 31, 1997. The Company may not meet this covenant during 1997. Management anticipates that this credit facility may be renegotiated or extended in 1997.

The Company, during 1996, obtained an additional credit facility from a financial institution in the amount of $750,000, expiring on December 1, 2001, which was increased to $1,350,000 in 1997 with the acquisition of Cosmo Telecom. The balance of the note in December 31,1996 was $275,000. This credit facility is secured by a second mortgage on the Company's land and building in the United States. Interest is charged on outstanding borrowings at the prime rate plus 1%. As of September 30,1997, there were borrowings outstanding under this credit facility in the amount of $1,390,000. In addition to this credit facility the Company borrowed from the same institution a note payable in the amount of $1,520,000 that was used primarily to pay off the second mortgage on the land and building to Congress and to pay off the mortgage to First Union, as well as to provide working capital. The balance of the note on September 30, 1997 was $1,418,000.

The Company, during 1992, obtained an additional credit facility from a financial institution in the amount of $1,200,000. This facility was collateralized by $300,000 in interest-bearing deposits and interest is charged on outstanding borrowings at prime plus 2.5%, which deposits were used to pay down the loan during 1996. At September 30, 1997 and December 31, 1996, outstanding borrowings under this line amounted to $342,000 and $462,000, respectively. As of September 30, 1997, there were no open letters of credit under this line.The Company has an agreement with the lender to pay off the loan by December 1998 at the rate of 10%.

Management believes that through existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing at his discretion, the Company will be able to meet its working capital requirements during 1997.

FINANCIAL AND MANAGEMENT PLANS

The Company's stockholders' equity at September 30, 1997 and
December 31, 1996 was $18,000 and $52,000, respectively. During the third quarter of 1997, management continued to implement a plan to reduce the Company's losses. The plan included an intensification of the Company's sales efforts through the addition of its new line of product of cellular phone and accessories components under the brand of "Cosmo Telecom", which started in the first quarter of 1997. However, the company's ability to successfully implement its plan to reduce losses is dependent upon a number of factors beyond its control. These factors include the overall retail climate and competition, the success of new products and sales efforts, and fluctuation in the supply and costs of products sold. There can be no assurance that the Company's sales or financial condition will improve during fiscal year 1997.


RESULTS OF OPERATIONS


SALES


Sales for the third quarter of 1997 increased by approximately $487,000 or 15% compared to the corresponding period in 1996. Sales for the nine months ended September 30, 1997 increased by approximately $12,000 as compared to the corresponding period in 1996. The increase in sales for the nine months period ended September 30,1997 was due primarily to the impact of the sales of cellular phone and accessories in the third quarter.


COST OF SALES AND GROSS MARGIN

Gross margin as a percentage of sales was approximately 27.1% in the third quarter of 1997 as compared to approximately 28.6% for the same period in 1996. Gross margin as a percentage of sales approximated 27.7% for the nine months ended September 30,1997 as compared to 24.6% for the corresponding period in 1996. This increase is attributed mainly due to the introduction of the new "Cosmo Telecom" cellular phone products.


SELLING,  GENERAL AND ADMINISTRATIVE  EXPENSES


Selling, general and administrative expenses for the third quarter of 1997 increased by $82,000 as compared to the corresponding period in 1996. Selling, general and administrative expenses during the nine months ended September 30, 1997decreased by $5,000 as compared to the corresponding period in 1996. A significant amount of this increase in the third quarter was due to an increase in selling expenses primarily as a result of increased efforts on sales activities during the nine months ended September30, 1997. See "Financial and Management Plans".



INTEREST EXPENSE  AND OTHER COSTS


Interest expense and other costs decreased by approximately $45,000 during the third quarter of 1997 compared to the corresponding period in 1996. Interest expense and other costs decreased by approximately $10,000 during the nine months ended September 30, 1997 as compared to the corresponding period in 1996. This decrease is primarily attributed to an overall reduction in interest expense resulting from a decrease in the average balance of borrowings outstanding during the first nine months of 1997 compared to the same period in 1996.


NET LOSS AND INCOME


The Company had a net loss of approximately $66,000 for the third quarter ending September 30, 1997 compared to net income of $ 6,000 for the same period in 1996 During the nine months ended September 30, 1997, the Company incurred a loss of approximately $65,000 as compared to net loss of $448,000 during the corresponding period in 1996. The overall improvement noted in the first nine months can be primarily attributed to an increase in the gross margin as compared to the same period last year, as a result of the new "Cosmo Telecom" product line, introduced in the first quarter of 1997 as well as the decrease in interest expense discussed above.









SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned - thereunto duly authorized.

COSMO COMMUNICATIONS CORPORATION


Date:November 07, 1997



           /s/ Amancio V. Suarez
	Amancio V. Suarez
	Chairman of the Board
     Chief Financial Officer