Form 10-K
period 1997-12-31
COSMO COMMUNICATIONS CORP
filed 1998-03-31
CIK 718096

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                             FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

    EXCHANGE ACT OF 1934 (FEE REQUIRED)


     For the fiscal year ended December 31, 1997

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

As of  March 19, 1998, the  market value of the registrant's Common
Stock held by non affiliates of the registrant was approximately $309,000 based on the closing bid price of $ 0.25 for the Common Stock as reported on the OTC Bulletin Board on such date.


                 Documents Incorporated by Reference
None.

                             PART I


ITEM 1.	BUSINESS



General

The Registrant, Cosmo Communications Corporation (the "Company"), imports, markets and distributes in the United States, Canada and Latin America, consumer electronic products, including digital alarm clocks, quartz alarm clocks, quartz wall clocks, clock radios, combination products such as clock radio telephones, and cellular phones and accessories. The Company also imports, markets and distributes into Latin America a full line of audio products, including personal cassette players, portable stereos and music centers with and without compact disc players.

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


Financial and Management's Plans

The Company has been experiencing a continuation of a difficult retail climate and strong competition in recent years. During the last three years, several large retailers in the United States have been reducing inventory levels. Management has continued its efforts to address and eliminate the Company's losses. Management's plans include a restructuring of the Company's sales department and the introduction of new products within existing product lines. The Company has also pursued new product categories through increased sourcing activities in the Far East. The Company has introduced a new line of product of cellular phones and cellular phone accessories under the brand of "Cosmo Telecom" and has finalized an agreement to market in Canada audio product utilizing the brand name "Memorex". It is anticipated that the introduction of new product categories will assist the Company in capturing new markets within the retail arena.Management believes that through its existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing at his discretion on an as-needed basis, the Company will be able to meet it's working capital requirements during 1998. The Company's ability to successfully implement its plans to eliminate its losses is dependent upon a number of factors beyond its control. These factors include the overall retail climate and competition. There can be no assurance that the Company's sales, gross margins, operating results or financial condition will improve in fiscal year 1998 (See Item 7, "Management's Discussion and Analysis of Financial Condition and
Results of Operations).


Products

Time Division - The Company has a wide range of clocks including electronic digital alarm clocks, quartz alarm clocks and quartz wall clocks. The Company introduced its first electronic digital clock in 1977 and currently offers approximately 40 models which retail at various prices ranging from approximately $5 to $20. The Company's electronic digital clocks contain micro-processors, printed circuit boards, light emitting diodes and ceramic buzzers. These products were manufactured by subcontractors in Hong Kong and the People's Republic of China who sometimes use components and materials supplied, and assembling methods developed, by the Company. The Company offered a total of approximately 40 models of quartz wall clocks in 1997, retailing from approximately $5 to $40. The Company's wall clocks are manufactured by subcontractors in Hong Kong, Taiwan, and the People's
Republic of China. The Company also sold approximately 20 models of battery operated quartz alarm clocks during 1997, retailing from approximately $5 to $20. The Company's battery operated quartz alarm clocks are manufactured by subcontractors in Hong Kong and the People's Republic of China.



Electronic Division - The Company introduced its first electronic digital clock radio in 1982 and currently offers 13 models, with retail prices ranging from approximately $10 to $30. The Company's electronic digital clock radios contain audio components as well as components similar to those in its electronic digital clocks. In 1997, most of the units were manufactured by subcontractors in Hong Kong and the People's Republic of China who sometimes use components and materials supplied by the Company. In the early 1990's, the Company began to market a line of audio products in the Latin American and Canadian market.


Sales for both the Time Division and Electronic Division accounted approximately for a 48% of the total sales or a total of $8,137,000 corresponding $7,392,000 to Domestic Sales and $745,000 to D.I. Sales.

Licensed Product: In 1997 Cosmo finalized an agreement to market in Canada audio product utilizing the brand name "Memorex". Use of this name is expected to significantly increase the volume of business in that market. Cosmo will also license the "Memorex" brand name for an alarm clock to be sold in conjunction with the Cosmo brand both in U.S. and Canada.


Marketing - The Company's marketing strategy is targeted at high volume retailers with broad distribution networks such as mass merchandisers, drug and other specialty chain stores, and other retailers. Because of economic conditions, a number of past customers of the Company have filed for bankruptcy, merged with other retailers, reorganized operations or have ceased to operate. During 1997, sales to retailers became more difficult as a result of economic conditions and fierce competition from other manufacturers and importers. The Company is attempting to overcome these difficulties in 1998. The following table illustrates the Company's primary marketing channels and representative customers in 1997.


Mass Merchandiser             Drug Store Chains     Specialty Chains

Wal-Mart (U.S. & Canada)      American Drug         AAFES
Target                        Genovese              Canadian Tire
Fedco                         Osco Drug             Builder Square
Kohls                         Savon Drug            Fortun Off
Roses Stores                  Brooks                Bed, Bath & Beyond
Meijer's
Dollar General
Bi-Mart
Fred Meyer
Ames Dept. Stores


The Company believes that its sales to high volume retailers depends upon its ability to deliver a large volume of attractive and reliable items at prices generally at or below those of its competitors.

Substantially all of the Company's domestic sales are generated by either the Company's full-time sales staff or its approximately 20 independent sales representatives. Approximately 55% of the Company's sales in 1997 were to customers within the United States with the remainder of sales to customer in Canada and Latin America. See Note 9 of "Notes to Consolidated Financial Statements" for financial information about foreign and domestic operations.

Sales to the Company's four largest customers accounted for approximately 60% of sales in 1997. During 1997, 1996, and 1995, sales to Walmart accounted for approximately 43%, 34% and 34%, respectively, of total sales

The Company's products are generally sold with a one year limited warranty on labor and parts.



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


Product Development

During 1997, the Company introduced and marketed several new electronic digital alarm clocks (LED and LCD), quartz alarm clocks, quartz wall clocks, clock radios and audio products. During the years ended
December 31, 1997, 1996, and 1995, the Company spent approximately $200,000, $210,000, and $225,000, respectively, for new product design, engineering, tooling and testing.


Competition

The consumer products industry in which the Company operates is characterized by intense price competition, ease of entry into the audio and clock business and changing patterns of consumer demand. Sales volume and profitability of particular consumer products can change significantly within a relatively short period. Accordingly, the Company is highly dependent on the ability of its management to anticipate and respond quickly to changes in trends for its products. In response to such factors, the Company has been required to change its emphasis on its products and product lines.

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

The Company believes that, through its subcontractors, it is a significant manufacturer of electronic digital clocks and competes with several companies, including, General Time Westclox and Spartus Corporation and Avance (Timex). Major suppliers of electronic digital clock radios and audio product include General Electric Company, Panasonic Industrial Company, Sony Corporation, Sanyo Manufacturing Corporation and Emerson Radio Corporation.



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



Employees

On December 31, 1997, the Company had 29 full-time employees, including 18 in the United States, 1 in Hong Kong and 10 in Canada. Of those employed in the United States, 4 were engaged in manufacturing, distribution and service operations and 14 were sales, administrative and executive personnel. In Hong Kong one employee is engaged in sales and administrative duties. In Canada, 5 employees were engaged in manufacturing, distribution and service operations and 5 were sales, administrative and executive personnel.

The following table sets forth certain information with respect to the executive officers of the Company as of March 31, 1998:

Name	                                Age	 Position

Amancio Victor Suarez    .............   61  Chairman of the Board of
                                             Directors, Chief Executive
                                             Officer and Chief Financial
                                             Officer

Carlos Ortega .......................... 53  President, Chief Operating
                                             Officer       and Director

Robert L. Scott                          61  Vice President of Sales and
                                             Marketing

Jose Bueno                               43  Vice President, International
                                             Operations

Yu Wing Kin                              46  Vice President,Administration
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

The Company's executive offices and principal domestic manufacturing warehouse facilities are located in a 48,000 square feet building at 16501 N.W. 16th Court, Miami, Florida. Both the land and building are owned by the Company subject to mortgage indebtedness with an outstanding principal balance at December 31, 1997 of approximately $2,148,115.

ITEM 3.	LEGAL PROCEEDINGS

The Company is from time to time involved in routine litigation incidental to its business most of which is adequately covered by insurance and none of which, in the opinion of management, is expected to have a material adverse effect on the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of fiscal 1997, the Company did not submit any matter to a vote of security holders.



                               PART II


ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

Price Range of Common Stock. During 1997, the Company's common stock ("Common Stock") was traded in the over-the-counter market under the NASDAQ symbol "CSMO." There were approximately 258 record holders of the Common Stock as of March 19,1998. The following table sets forth the high and low prices for the Common Stock as reported for the periods indicated. These prices reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
On March 5, 1996, the Common Stock was delisted from the NASDAQ SmallCap Market as a result of the Company's inability to meet the minimum $1.00 bid price or its alternative, as required for continued listing on the NASDAQ SmallCap Market. On March 6, 1996, the Common Stock was listed on the OTC Bulletin Board.


              Fiscal Period                      High           Low


1996          First Quarter                      15/16           3/8
              Second Quarter                      5/8            1/4
              Third Quarter                       1/2            1/8
              Fourth Quarter                      3/8            1/8

1997          First Quarter                      11/32           9/64
              Second Quarter                     11/32           3/32
              Third Quarter                       5/16           3/32
              Fourth Quarter                      5/8            1/16


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









                        (In thousands, except share data)
December 31:                     1997    1996     1995     1994     1993

Statement of Operations Data:

Sales                          $16,761  $15,964  $15,243  $15,772  $13,883

Cost of sales                   12,430   11,779   12,044   11,611   10,211

     Gross margin                4,331    4,185    3,199    4,161    3,672

Selling, general and
administrative expenses          4,158    4,011    3,589    3,497    3,047


Income (loss) from operations      173      174     (390)     664      625

Other expense, net                (749)    (584)    (587)    (426)    (449)

Net (loss) income                 (576)    (410)    (977)     238      176

Net (loss) income per share :

         Basic                 $ (0.22)   (0.16)   (0.37)  $ 0.08   $ 0.11

         Fully diluted                                              $0.06

Weighted average shares
    outstanding :

          Basic                  2,642    2,642    2,642    2,863    1,657

          Fully Diluted                                              2,856


Balancee Sheet Data:

Working Capital (Deficit)     $   (880)  $  (58) $(1,089)  $ (414)  $ (654)

Total Assets                     7,940    7,805   11,826    9,927    8,796

Long-term Debt                   1,323    1,702      465      487      518

Stockholders' Equity(Deficit)     (532)      52      462    1,433    1,193




ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain items in the Company's Consolidated Statements of Operations are to sales and the percentage changes in those items from period to period:

                     Income & Expense Items   Period-to-Period Percentage
                     As a Percent of Sales    Increase(Decreases)
                     Year Ended December 31,  Year Ended December 31,
                                                     1996     1995
                           1997    1996     1995  to 1997  to 1996

Sales                      100.0%  100.0%   100.0%     5.5%     4.7%

Cost of Sales               74.2    74.0     79.0      6.3%    (2.2)%

Gross Margin                25.8    26.0     21.0      3.5%    30.8%

Selling, general and
       administrative       24.8    25.0     23.5      3.7%    11.8%

Income (loss)from operations 1.0     1.0     (2.5)    (1.1)%  144.6%

Other expense, net          (4.5)   (3.6)    (3.9)    28.4%     (.6)%

Net Income (Loss)           (3.4)   (2.6)    (6.4)    41.0     58.0


1997 Compared to 1996: Sales increased from 1996 to 1997 by approximately $797,000, an increase of 5.5%. The sales increased is attributable in part to sales of a broader range of products ,including Telecom accessories and cellular phones, to existing accounts. Gross margins as a percentage of sales remain almost the same in 1996 and 1997. Selling, general and administrative expenses as a percentage of sales did not have a noticeable change from 1996 to 1997. Other expenses, net of interest, and other miscellaneous income, increased by 28.2% from 1996 to 1997. This was the result of a decrease in interest income of $36,000 and the fact that in 1996 the company received approximately $75,000 as a result of proceeds from a class action antidumping in which Cosmo was a party.

As a result of the foregoing, net loss increased from $410,000 in 1996 to $576,000 in 1997. (See Item 1-" Financial and Management's Plans" for additional comments on fiscal year 1997 and the Company's plans for fiscal year 1998).

1996 Compared to 1995:   Sales increased from 1995 to 1996 by approximately
$721,000, an increase of 4.7%. Management believed that the sales increased was attributable in part to sales of a broader range of products to existing accounts. Gross margins as a percentage of sales also increased from 21.0% in 1995 to 26.0% in 1996. This increase was attributable to a decrease in the cost of product from the Far East. Selling, general and administrative expenses as a percentage of sales increased from 23.5% in 1995 to 25.0% in 1996. The increase was primarily attributed to minor overall increases in selling and administrative overhead expenses, due in part to more intense sales efforts. Other expenses, net of interest, and other miscellaneous income, increased slightly by 0.6% from 1995 to 1996. Even though the interest and other miscellaneous expenses increased 115,000 (or 17%), there was miscellaneous income of approximately $75,000 as a result of proceeds received by the Company from a class action antidumping in which Cosmo was a party.

As a result of the foregoing net loss decreased from net loss of $977,000 in 1995 to a net loss of $410,000 in 1996. (See Item 1-"Financial and Management's Plans" for additional comments on fiscal year 1996 and the Company's plans for fiscal year 1997.

Liquidity and Capital Resources

Working capital was a deficit of approximately $880,000 at December 31,1997 an increase of approximately $822,000 from December 31, 1996. The ratio of current assets to current liabilities at December 31, 1997 was .88 to 1, as compared to .99 to 1 at December 31, 1996.

The Company has a credit facility of up to $7,500,000 with a financial institution, expiring on December 31, 1998. The credit facility is secured by substantially all assets of the Company, except for the Company's land and building in the United States. Borrowings are tied by formula to eligible accounts receivable and inventories. Interest is charged on outstanding borrowings at the prime rate (8.5% at December 31, 1997) plus 2.5%. As of December 31, 1997 and 1996, borrowings outstanding under this credit facility amounted to $3,160,000 and $3,089,000, respectively. The credit facility contains certain restrictive covenants, the most restrictive covenant of which relates to a minimum net worth requirement, which was not met by the Company as of December 31, 1997. The lender has waived the minimum net worth requirement for the 1998 year.

The Company has another credit facility from a financial institution in the amount of $750,000 expiring on December 1, 2001. This credit facility is secured by a second mortgage on the Company's land and building in the United States. Interest is charged on outstanding borrowings at prime plus 1%. The Company commenced borrowing under this line in 1997. As of December 31, 1997 borrowings outstanding under this credit facility amounted to $750,000.

The Company has another credit facility from a financial institution in the amount of $1,200,000. Interest is charged on outstanding borrowings at the prime rate plus 2.5%. As of December 31, 1997 and 1996, borrowings outstanding under this credit facility amounted to $302,000 and $462,000, respectively. As of December 31, 1997, this financial institution has restricted the Company's ability to borrow amounts under this line.

The Company has another line of credit from a financial institution in the amount of $800,000 due on demand. Interest is charged on outstanding borrowings at prime plus 2%. As of December 31, 1997 borrowings under this line of credit amounted to $799,000. This line of credit facility is secured by a subsidiary's accounts receivable and inventory.

Management believes that through its existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing, at his discretion on an as needed basis(see Item 13) the Company will be able to meet its working capital requirements during 1998.

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

   Name                             Age                   Director Since

Cesar L. Alvarez                    50                        1987



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

To the Company's knowledge, based on a review of any such reports furnished to the Company during or with respect to the 1997 fiscal year, there were no Section 16(a) reports filed after the due date.

ITEM 11.        EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth, for the 1997, 1996 and 1995 fiscal years, respectively, compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each other executive officer whose total annual salary and bonus for the 1996 fiscal year were $100,000 or more (collectively, the "Named Executive Officers").
                                Annual Compensation(1)
                                                                All Other
Name and Principal Position     Year    Salary($)  Bonus($)   Compensation

Amancio Victor Suarez
Chairman of the Board,
Chief Executive Officer and
Chief Financial Officer         1997

                                1996      $108,000

                                1995      $200,000             $ 162 (2)

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

Option Grants Table. No options were granted during fiscal 1997.

Aggregated Fiscal Year-End Option Value Table.   No Named Executive Officers
held any options as of  the end of the 1997 fiscal year.

Long-Term Incentive and Pension Plans. The Company does not have any long-term incentive or pension plans.

Compensation of Directors. Directors who are not officers of the Company generally receive meeting attendance fees of $300. However, each such director waived his right to receive such fees during 1997. Annual retainers are not currently provided to directors; however, such retainers may be reinstituted in the future. Directors are eligible to receive grants of options under the Company's stock option plan. No stock options were granted to any directors of the Company during 1997.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements.

Currently there are no employment agreements with any Executives or Officers of the Company.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information is furnished as of December 31, 1997 as to the beneficial ownership of the Company's Common Stock by (i) each of the Named Executive Officers (as defined in Item 11 above); (ii) each other director of the Company; (iii) each person known by the Company to be a beneficial owner of more than 5% of the Common Stock; and (iv) all directors and executive officers of the Company as a group:

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

As of December 31, 1996, the Company owed approximately $962,000 to Amancio Victor Suarez, Chairman of the Board and Chief Executive Officer of the Company, on loans previously made by Mr. Suarez to the Company from time to time. During 1997, Mr. Suarez had an informal commitment with the Company to lend from time to time, at his sole discretion on an as needed basis, up to an additional $500,000 to the Company on a demand basis. The loans bear interest at prime rate plus 2.5%. As of December 31, 1997, the aggregate amount owed by the Company to Mr. Suarez was approximately $901,000, due on demand. For 1997, Mr. Suarez has continued his informal commitment to loan up to an additional $500,000 to the Company on a demand basis, at his discretion. During 1997 there was a reduction of $61,000 on the balance owed to Mr. Suarez.


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

COSMO COMMUNICATIONS CORPORATION

DATED:  March 23, 1998                 /s/ Amancio V. Suarez

                                       AMANCIO VICTOR SUAREZ,
                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: MARCH 23, 1998
                                       /s/ Amancio V. Suarez

                                       AMANCIO VICTOR SUAREZ,
                                       Chairman of the Board
                                       Chief Financial Officer
                                       Chief Executive Officer


                                      /s/ Carlos Ortega

                                      CARLOS ORTEGA
                                      President, Chief Operating Officer
                                      and Director


                                      /s/ Cesar L. Alvarez

                                      CESAR L. ALVAREZ
                                      Director








COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Page

INDEPENDENT AUDITORS' REPORT                                        F-1

CONSOLIDATED BALANCE SHEET
    AS OF DECEMBER 31, 1997 AND 1996                                F-2

 CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR EACH OF THE THREE YEARS IN THE
    PERIOD ENDED DECEMBER 31, 1997                                  F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
    EQUITY(DEFICIT) FOR EACH OF THE THREE YEARS IN THE
    PERIOD ENDED DECEMBER 31, 1997                                  F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
    EACH OF THE THREE YEARS IN THE PERIOD ENDED
    DECEMBER 31, 1997                                               F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-6






INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Cosmo Communications Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Cosmo Communications Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity(deficit), and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Miami, Florida
March 23, 1998





COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 and 1996

ASSETS                                        1997                 1996

CURRENT ASSETS:
  Cash and cash equivalents              $    85,000         $    89,000
  Accounts receivable, net of
  allowance for doubtful accounts
  of $134,000 and $235,000, in 1997
  and 1996, respectively                   3,068,000           2,820,000
  Inventories                              2,901,000           2,973,000
  Other (including $136,000 receivable
  from a related party in 1997)              215,000             111,000

  Total current assets                     6,269,000           5,993,000

PROPERTY AND EQUIPMENT, net                1,372,000           1,455,000

OTHER                                        299,000             357,000

Total                                    $ 7,940,000         $ 7,805,000


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses  $ 1,027,000         $ 1,241,000
  Credit facilities                        5,011,000           3,551,000
  Due to principal stockholder               901,000             962,000
  Other liabilities, including
  current portion of long-term debt          210,000             297,000

Total current liabilities                  7,149,000           6,051,000

LONG-TERM DEBT, net                        1,323,000           1,702,000

CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY(DEFICIT):
 Convertible cumulative preferred stock,
 $0.01 par value; 30,000 shares
 authorized, none issued
 Preferred stock, $0.01 par value;
 9,970,000 shares authorized,none issued
 Common stock, $0.05 par value;
 4,000,000 shares authorized;2,642,000
 shares issued and outstanding               133,000             133,000
 Additional paid-in capital               25,410,000          25,410,000
 Accumulated deficit                     (24,329,000)        (23,753,000)
 Cumulative translation adjustment        (1,746,000)         (1,738,000)

Total stockholders' equity (deficit)        (532,000)             52,000
Total                                    $ 7,940,000         $ 7,805,000

See notes to consolidated financial statements.

                                F-2



COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

                                     1997        1996          1995

SALES                          $ 16,761,000   $15,964,000   $15,243,000

COST  OF SALES                   12,430,000    11,779,000    12,044,000


GROSS MARGIN                      4,331,000     4,185,000     3,199,000


SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES           4,158,000     4,011,000     3,589,000
INCOME(LOSS)  FROM OPERATIONS       173,000       174,000      (390,000)
INCOME (EXPENSE):
   Interest expense                (787,000)     (800,000)     (685,000)
   Interest income                    5,000        41,000        57,000
   Other, net                        33,000       175,000        41,000
   Total other expense, net        (749,000)     (584,000)     (587,000)

NET LOSS                       $   (576,000)   $ (410,000)   $ (977,000)


BASIC LOSS PER SHARE           $      (0.22)   $    (0.16)   $    (0.37)


WEIGHTED AVERAGE COMMON
AND EQUIVALENT SHARES
OUTSTANDING                       2,642,000     2,642,000     2,642,000


See notes to consolidated financial statements.

                                   F-3


COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(DEFICIT)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997



             Common
              Stock       Additional               Cumulative
             Shares       Paid-In      Accumulated Translation
         Issued  Amount   Capital        Deficit   Adjustment     Total


BALANCE,
DECEMBER
31,1994  2,633 $ 131,000 $25,406,000 $(22,366,000) $(1,738,000) $1,433,000

Issuance
of 9,000
shares of
common
stock
             9     2,000       4,000                                 6,000

Net loss                                 (977,000)                (977,000)


BALANCE,
DECEMBER
31, 1995 2,642   133,000  25,410,000  (23,343,000)   (1,738,000)   462,000



Net loss                                 (410,000)                (410,000)



BALANCE,
DECEMBER
31, 1996 2,642   133,000   25,410,000 (23,753,000)   (1,738,000)    52,000


Net loss                                 (576,000)                (576,000)

Translation Adjustment                                   (8,000)    (8,000)

BALANCE,
DECEMBER
31, 1997 2,642  $133,000 $ 25,410,000 $(24,329,000) $(1,746,000) $(532,000)



See notes to consolidated financial statements.

                                F-4







COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997
                                             1997        1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                $ (576,000)  $ (410,000) $(977,000)
Adjustments to reconcile net loss to net
  cash (used) provided by operating
  activities:
 Depreciation and amortization             197,000      172,000    318,000
 Issuance of shares of common stock to
 certain employees                                                   5,000
 Decrease (increase) in accounts
 receivable, net                          (248,000)   2,125,000 (1,654,000)
 Decrease (increase) in inventories,
 other current assets and other assets     (40,000)     736,000   (177,000)
 (Decrease) increase in accounts payable
 ,accrued expenses and other current
 liabilities                              (301,000)  (2,265,000) 1,306,000
 Translation adjustment                     (8,000)
Net cash (used) provided by operating
  activities                             ( 976,000)     358,000 (1,179,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment      (48,000)     (20,000)  (224,000)
CASH FLOWS FROM FINANCING ACTIVITIES :
 Net increase (decrease) in credit
 facilities and long-term debt repayments 1,081,000 (1,704,000) 1,162,000 Net increase (decrease) in due to
 stockholders                               (61,000)    358,000    402,000

Net cash provided (used) by financing
 activities                               1,020,000  (1,346,000) 1,564,000

DECREASE INCREASE IN CASH AND CASH
   EQUIVALENTS                               (4,000) (1,008,000)   161,000
CASH AND CASH EQUIVALENTS AT THE
  BEGINNING OF THE YEAR                      89,000   1,097,000    936,000

CASH AND CASH EQUIVALENTS AT THE
  END OF THE YEAR                       $    85,000   $  89,000 $1,097,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION - Cash paid during the
  year for interest                     $   666,000   $ 731,000 $  588,000

SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES:

  Issuance of shares of common stock
  to certain employees                                          $    4,000

  Disposal of fully depreciated assets  $    93,000

See notes to consolidated financial statements.



COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

1.   GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General - Cosmo Communications Corporation and subsidiaries (the "Company") is a publicly-owned entity. The Company markets and distributes clocks and other consumer electronic products. The Company has significant operations in the United States, Hong Kong and Canada.

     Financial Difficulties and Management's Plans - The Company has been experiencing a continuation of a difficult retail climate and strong competition in recent years. During the last three years, several large retailers in the United States have been reducing inventory levels. Management has continued its efforts to address and eliminate the Company's losses. Management's plans include a restructuring of the Company's sales department and the introduction of new products within existing product lines. The Company has also pursued new product categories through increased sourcing activities in the Far East. The Company has introduced a new line of product of cellular phones and cellular phone accessories under the brand of "Cosmo Telecom" and has finalized an agreement to market in Canada audio product utilizing the brand name "Memorex". It is anticipated that the introduction of new product categories will assist the Company in capturing new markets within the retail arena.

     Management believes that through its existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing at his discretion on an as-needed basis, the Company will be able to meet it's working capital requirements during 1998. The Company's ability to successfully implement its plans to eliminate its losses is dependent upon a number of factors beyond its control. These factors include the overall retail climate and competition. There can be no assurance that the Company's sales, gross margins, operating results or financial condition will improve in fiscal year 1998.

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

     Principles of Consolidation - The Company includes, in consolidation, its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

     Other Assets - Other assets include an original amount of $983,000 of excess cost over fair market value of net assets acquired. Such amount is being amortized on a straight-line basis over fifteen years. The unamortized balance at December 31, 1997 and 1996 amounted to $268,000 and $325,000, respectively.

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

     Revenue Recognition - Sales are recognized upon shipment of goods. During the years ended December 31, 1997, 1996, and 1995, sales to a single customer accounted for approximately 43%, 34%, and 34%, respectively, of total sales. Accounts receivable corresponding to this customer approximated $881,000 and $672,000 as of December 31, 1997 and 1996, respectively.

     Warranty Costs - The Company's products are sold with a one-year limited warranty. The net cost of warranty repairs is charged to cost of sales when the repair work is performed. Historically, the Company's annual net warranty liability has not been significant.

     Research and Development - The costs of research and development associated with new product design, engineering, tooling, and testing are charged to cost of sales as incurred. Such expenses aggregated approximately $200,000 in 1997, $210,000 in 1996 and $225,000 in 1995.

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

     Earnings and Loss Per Share - The Company adopted the guidelines contained in Financial Accounting Standards Board Statement 128, Earnings Per Share ("SFAS 128") during 1997. Under SFAS No. 128, basic earnings per share is computed based on the average number of common shares outstanding and diluted earnings per share is computed based on the average number of common and potential common shares outstanding. SFAS 128 requires the restatement of all prior period earnings per share. As of each period ended, there were no dilutive common equivalent shares. The stock options described in Note 8 could potentially dilute earnings per share in the future but were not included in diluted loss per share since they would be antidilutive for the periods presented.

     Impairment of Long-lived Assets - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 121, Accounting for the Impairment of Long-Lived Assets
     ("SFAS 121"). SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value amount of an asset may not be recoverable.SFAS 121 was adopted without a material impact on the financial position of the Company or its results of operations.

     Stock -Based Compensation - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 establishes accounting and financial reporting for stock-based compensation plans. Those plans include all arrangements by which employees and non-employee members of the Board receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. SFAS 123 encourages that these transactions be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued whichever is more reliably measurable.

     The Company has chosen to continued to account for stock-based plans using the intrinsic value method prescribed by Accounting Principles Board Opinion("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost of stock based compensation are measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee or non-employee member of the Board must pay for the stock. The Company did not grant any stock options in 1997,1996 and 1995.

     Recently Issued Accounting Pronouncement - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 130, Reporting Comprehensive Income ("SFAS 130").
     SFAS No. 130 requires that all components of comprehensive income be reported on one of the following: (1) the statement of income,
     (2) the statement of changes in stockholder's equity, or (3) a separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividend). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 is not expected to have a material impact on the Company's financial statements.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segment of an Enterprise and Related Information, (SFAS No. 131"). SFAS No. 131, establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for the periods beginning after December 15, 1997. The Company has not determined the effects, if any, SFAS No. 131 will have on the disclosure in its financial statements.

2.   ACCOUNTS RECEIVABLE

     The activity for the allowance for doubtful accounts is as follows for the years ended December 31 :


                                    1997          1996              1995
     Beginning balance           $ 235,000       $184,000        $ 57,000
     Provision                     409,000        138,000         136,000
     Write-offs,net of recoveries (492,000)       (87,000)         (9,000)
     Ending balance               $134,000       $235,000        $184,000


     The company carries accounts receivable at the amounts it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimated.


3.  PROPERTY AND EQUIPMENT


    Property and equipment consisted of the following as of December 31:

                                               1997               1996

        Land                           $     400,000        $   400,000
        Building                           1,600,000          1,610,000
        Leasehold improvements               286,000            286,000
        Plant and equipment                  964,000            964,000
        Auto and trucks                       21,000             26,000
        Furniture and fixtures               159,000            192,000
        Total                              3,430,000          3,478,000
   	Less accumulated depreciation
                and amortization         ( 2,058,000)        (2,023,000)


                                         $ 1,372,000        $ 1,455,000






4.  CREDIT FACILITIES

    The following are the Company's credit facilities:

    The Company has a credit facility of up to $7,500,000 with a financial institution, expiring on December 31, 1998. The credit facility is secured by substantially all assets of the Company, except for the Company's land and building in the United States. Borrowings are tied by formula to eligible accounts receivable and inventories. Interest is charged on outstanding borrowings at the prime rate (8.5% at December 31, 1997) plus 2.5%. As of December 31, 1997 and 1996, borrowings outstanding under this credit facility amounted to $3,160,000 and $3,089,000, respectively. The credit facility contains certain restrictive covenants, the most restrictive covenant of which relates to a minimum net worth requirement, which was not met by the Company as of December 31, 1997. The lender has waived the minimum net worth requirement through December 31, 1998.

    The Company has another credit facility from a financial institution in the amount of $750,000 expiring on December 1, 2001. This credit facility is secured by a mortgage on the Company's land and building in the United States. Interest is charged on outstanding borrowings at prime plus 1%. The Company commenced borrowing under this line in 1997. As of December 31, 1997 borrowings outstanding under this credit facility amounted to $750,000.

    The Company has another unsecured credit facility from a financial institution. Interest is charged on outstanding borrowings at the prime rate plus 2.5%. As of December 31, 1997 and 1996, borrowings outstanding under this credit facility amounted to $302,000 and $462,000, respectively. As of December 31, 1997, this financial institution has not permitted the Company to borrow any further amounts under this line. The line is now due in full.

    The Company has another line of credit from a financial institution in the amount of $800,000 due on demand. Interest is charged on outstanding borrowings at prime plus 2%. As of December 31, 1997 borrowings under this line of credit amounted to $799,000. This line of credit facility is secured by a subsidiary's accounts receivable and inventory.

5.  LONG-TERM DEBT

    Long-term debt consisted of the following as of  December 31:

                                                     1997         1996
    Note payable at prime rate plus 1% in monthly
    installments of principal and interest of
    approximately $18,000 expiring in December
    2001, at which time the entire outstanding
    balance is due, collateralized by a mortgage
    on the Company's land and building in the
    United States.                                 1,399,000    1,520,000

    First mortgage note at 11%, payable
    in monthly installments of principal and
    interest of approximately $7,400 in  1996
    through the year 2004, collateralized by the
    Company's land and building in the United
    States.                                                   $   318,000


     Total                                         1,399,000    1,838,000

     Less current portion                            (76,000)    (136,000)

     Long-Term Debt                              $ 1,323,000  $ 1,702,000





6.  INCOME TAXES


    The domestic and foreign components of net (loss) income were as follows for the years ended December 31:


                                     1997          1996           1995

        Domestic             $   (882,000)   $ (1,049,000)   $ (1,095,000)
        Foreign                   306,000         639,000         118,000
        Total balance        $   (576,000)   $   (410,000)   $   (977,000)




    Domestic - The Company has unused domestic tax loss carryforwards of approximately $40,174,000 to offset future taxable income. Such carryforwards expire from the year 1998 through the year 2012. Included in the tax loss carryforwards are approximately $14,037,000 obtained in connection with the acquisition of Cosmo Electronics, Inc. which are only available to offset future taxable income of Cosmo Electronics, Inc. The deferred tax asset and related valuation allowance recorded by the Company as a result of these domestic tax loss carryforwards is $15,098,000 as of December 31, 1997.

    Foreign - The Company has unused foreign tax loss carryforwards of approximately $1,300,000 to offset future taxable income. Approximately $600,000 of these tax loss carryforwards expire by 2002. The remainder may be carried forward indefinitely. The deferred tax asset and related valuation allowance recorded by the Company as a result of these foreign tax loss carryforwards is $424,000.

    The Company has reduced the deferred tax assets resulting from its domestic and foreign tax loss carryforwards by a valuation allowance as it has determined that it is more likely than not that the deferred tax assets will not be realized. The change in the valuation allowances from December 31, 1996 to December 31, 1997 for the domestic and foreign components was a decrease of $1,384,000 and $194,000, respectively.

7.  CONTINGENCIES

    Litigation - From time to time, the Company is engaged in ordinary routine litigation incidental to its operations. The Company, after considering the advice of legal counsel, believes that any such litigation will not have a material adverse effect on its consolidated financial position.

8.  STOCKHOLDERS' EQUITY

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

    As of December 31, 1997, 252,000 stock options were outstanding of which 230,000 were exercisable. No stock options were granted , excercised , forfeited or expired during the last three years.
    The exercise price of the stock options range from $.45 - $1.55 per option.



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

                                     Domestic   Foreign  Eliminations  Total
                                                    ( in thousands)
    1997

    Sales to unaffiliated customers $  9,271   $  7,490  $         $ 16,761
    Transfers between geographic
    areas                                            89    ( 89)

    Total sales                     $  9,271   $  7,579  $ ( 89)   $ 16,761

    (Loss) income from operations   $   (134)  $    307            $    173

    Identifiable assets             $  5,559   $  1,918            $  7,477
    Corporate assets                     277        186                 463
    Total assets                    $  5,836   $  2,104            $  7,940


    1996


    Sales to unaffiliated customers $  9,565   $   6,399           $ 15,964
    Transfers between geographic
    areas                                            303   (303)

    Total sales                     $  9,565   $   6,702 $ (303)   $ 15,964

    (Loss) income from operations   $   (476)  $     650           $    174

    Identifiable assets             $  3,985   $   1,808           $  5,793
    Corporate asssets                  1,774         238              2,012

    Total assets                    $  5,759   $   2,046           $  7,805

    1995

    Sales to unaffiliated customers $  8,992   $   6,251  $        $ 15,243
    Transfers between geographic
    areas                                            140   (140)

    Total sales                    $   8,992   $   6,391  $(140)   $ 15,243

    (Loss) income from operations  $    (538)  $     148           $   (390)


    Identifiable assets            $   8,362   $   1,977           $ 10,339
    Corporate assets                     872         615              1,487

    Total assets                   $   9,234   $   2,592           $ 11,826


 10. RELATED PARTY BALANCES


    Amounts due to the principal stockholder bear interest at the prime rate plus 2.5% and are due on demand. Included in other current liabilities is $70,000 due to the Company's current President. Total interest expense incurred due to related party payables for the years ended December 31, 1997 ,1996 and 1995 approximated $98,000 , $115,000 and $38,000 respectively.

                               * * * * * *

                                                           EXHIBIT  10.4

February 19, 1998

Mr. Amancio V. Suarez, Chairman
Cosmo Communications Corporation
16501 N.W. 16 Court 								`
Miami, Florida 33169


Dear Mr. Suarez:


Please be advised that Congress Financial Corporation ( Florida) hereby waives the $1,000,000 net worth requirement specified in Section 6.19 of the Accounts Financing Agreement between us dated October 30, 1989 through December 31, 1998. We have not waived any other events of default whether with respect to this item or any other items with respect to the period ending December 31, 1998 or any other period.


Very truly yours,


Congress Financial Corporation (Florida)

/s/ Ramon Lebron


Ramon Lebron
Vice President






                                32