Form 10-Q
period 1998-03-31
COSMO COMMUNICATIONS CORP
filed 1998-05-12
CIK 718096

UNITED STATES SECURITIES AND EXCHANGE
                          COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the quarterly period ended   March 31, 1998

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

2,642,000 shares of the issuer's Common Stock were outstanding as of the latest practicable date March 31, 1998.







                               INDEX


Registrant's Representations...........................................3

Condensed Consolidated Financial Statements:

    Condensed Consolidated Balance Sheets
    March 31, 1998 and December 31, 1997.............................4-5

Condensed Consolidated Statements of Operations
for the three months ended March 31,
1998 and 1997..........................................................6

Condensed Consolidated Statements of Cash Flows for
the three months ended March 31, 1998..................................7

Notes to Condensed Consolidated
Financial Statements...................................................8

Management's Discussion and Analysis of
Financial Condition and Results of Operations.......................9-11

Signature.............................................................12



















                     PART I - FINANCIAL INFORMATION



Item I.  Financial Statements

The registrant represents that the Condensed Consolidated Financial Statements furnished herein have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years and that such Condensed Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Cosmo Communications Corporation and its subsidiaries (the "Company"), as of March 31, 1998 and the results of its operations and its cash flows for the three months then ended.





































               COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                 ASSETS

                                            (Unaudited)


                                              March 31,       December 31,
                                                1998              1997


CURRENT ASSETS
  Cash and cash equivalents                    $83,000          $ 85,000

Receivables-
  Trade, less allowance for doubtful
     accounts of $ 151,000 at March 31,
     1998 and $ 134,000 at December
     31, 1997.                               2,756,000         3,068,000

Inventories                                  2,682,000         2,901,000

Other                                           90,000           215,000

Total current assets                       5,611,000         6,269,000

PROPERTY AND EQUIPMENT, at cost              3,431,000         3,429,000

  Less - Accumulated depreciation           (2,090,000)       (2,057,000)


PROPERTY AND EQUIPMENT, net                  1,341,000         1,372,000

OTHER ASSETS                                   263,000           299,000


TOTAL                                  $     7,215,000     $   7,940,000


                See notes to condensed consolidated financial statements.





               COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                   CONDENSED CONSOLIDATED BALANCE SHEETS


                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                              (Unaudited)
                                                March 31,      December 31,
                                                 1998             1997
CURRENT LIABILITIES
  Accounts payable and accrued expenses       $ 1,235,000      $ 1,027,000
  Credit facilities                             4,502,000        5,011,000
  Due to principal stockholder                    881,000          901,000
  Other                                            46,000          210,000

    Total current liabilities                   6,664,000        7,149,000

LONG-TERM DEBT                                  1,303,000        1,323,000

  Total liabilities                             7,967,000        7,753,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Convertible cumulative preferred stock,
  $.01 par value; 30,000 shares authorized,
   none issued.
Preferred stock, $.01 par value; 9,970,000
  shares authorized, none issued.
Common stock, $.05 par value,
  4,000,000 shares authorized,
  2,642,000 shares issued and
  outstanding at March 31, 1998
  and December 31, 1997.                          133,000          133,000

Additional paid-in capital                     25,410,000       25,410,000

Accumulated deficit                           (24,663,000)     (24,329,000)

Cumulative translation adjustment              (1,632,000)      (1,746,000)

TOTAL STOCKHOLDERS' EQUITY                       (752,000 )       (532,000)


TOTAL                                        $  7,215,000    $   7,940,000

                See notes to condensed consolidated financial statements.

               COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                               (Unaudited)

                                            March 31,            March 31,
                                              1998                  1997

SALES                                   $  3,109,000          $  3,466,000

COST OF SALES                              2,543,000             2,324,000


Gross Margin                                 566,000             1,142,000

SELLING EXPENSES                             408,000               583,000

GENERAL AND ADMINISTRATIVE EXPENSES          292,000               426,000

 Income / (loss) from operations            (134,000)              133,000

OTHER INCOME / (EXPENSE):

  Interest expense                          (202,000)             (149,000)


  Other, net                                   2,000                 1,000

Total other expense, net                    (200,000)             (148,000)

  Net income / (loss)                  $    (334,000)        $     (15,000)

INCOME / (LOSS) PER SHARE                       (.11)                 (.01)

SHARES OUTSTANDING (AVERAGE):              2,642,000             2,642,000

                 See notes to condensed consolidated financial statements.



                  COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                        CONSOLIDATED STATEMENT OF CASH FLOWS


                 For the three Months Ended March 31, 1998 and 1997

                                                (Unaudited)
                                                      1998        1997

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                           $   ( 334,000)     $  (15,000)
Adjustments to reconcile net income to net
cash used by operating activities:
  Depreciation & Amortization                      49,000          48,000
  Beginning Retained Earnings "Cosmo Telecom                       31,000
 (Increase) Decrease in accounts receivable, net  312,000        (410,000)
 (Increase) Decrease in inventories, prepaid
  expenses  and other assets                      364,000        (547,000)
 (Decrease) Increase in accounts payable,
    accrued expenses and other current
    liabilities                                    44,000         292,000
 Translation adjustment                           114,000
 Net cash used by operating activities            549,000       ( 592,000)

CASH FLOWS FROM INVESTING ACTIVITIES:


Purchases of property & equipment                  (2,000)         (6,000)

 Net cash used by investing activities             (2,000)         (6,000)
CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in credit facilities and
long-term debt repayments                        (529,000)        601,000
Net increase(decrease) in due to principal
stockholders                                      (20,000)

 Net cash provided (used)byfinancing activities  (549,000)        601,000

        Increase in cash and cash equivalents      (2,000)          3,000
Cash and cash equivalents at the beginning of the
period                                             85,000          89,000

Cash and cash equivalents at the end of the period 83,000       $  92,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest       $  202,000       $ 138,000


        See notes to condensed consolidated financial statements.


         COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       MARCH 31, 1998 and 1997

                              (Unaudited)



1.  SIGNIFICANT ACCOUNTING POLICIES:



The accounting policies followed by quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's report on Form 10K for the fiscal year ended December 31, 1997.

2.  INVENTORIES:


Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory at March 31, 1998 and December 31, 1997 consisted primarily of finished goods.

3.  INCOME /(LOSS)PER SHARE:

Income (loss) per common share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding for each period. As of March 31, 1998and December 31, 1997, common equivalent shares include the dilutive effect of stock options using the treasury stock method.
















ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the period included in the accompanying condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

This quarterly report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of such risks and uncertainties , including, among others, general economic conditions, governmental regulation and competitive factors, and, more specifically, interest rate levels availability of financing, consumer confidence and preferences, the effectiveness of the Company's competitors, and costs of materials and labor. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this quarterly report will in fact transpire.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was approximately ($1,053,000) at March 31, 1998, a reduction of approximately $173,000 from December 31, 1997. The ratio of current assets to current liabilities at March 31, 1998 was .84 to 1, as compared to .88 to 1 at December 31, 1997. The Company has met its working capital requirements for the three months ended March 31, 1998 primarily from internally generated funds and the use of cash and cash equivalents.

The Company utilizes a revolving credit facility with Congress Financial Corporation ("Congress") providing for borrowings up to $7,500,000 which expires on December 31, 1998. Maximum borrowings are tied by formula to eligible accounts receivable and inventories. Interest is charged on outstanding borrowings at prime plus 2.5%. This credit facility is secured by all assets of the Company, including a second mortgage on the Company's headquarters in the United States. As of March 31, 1998 and December 31, 1997, borrowings outstanding under this credit facility amounted to approximately $ 2,580,000 and $3,089,000, respectively, and are classified as current liabilties.

This credit facility with Congress contains certain restrictive covenants. The minimum net worth requirements were not met by the Company as of March 31, 1998 and December 31, 1997. However, the lender has waived the minimum net worth requirements through December 31, 1998. Management anticipates that this credit facility may be renegotiated or extended during 1998.

The Company has another credit facility from a financial institution in the amount of $750,000 expiring on December 1,2001. This credit facility is secured by a second mortgage on the Company's land and building in the United States. Interest is charged on outstanding borrowings at prime plus 1%. The company commenced borrowings under this line in 1997. As of March 31, 1998 borrowings outstanding under this credit facility amounted to $750,000. In addition to this credit facility the Company borrowed from the same institution $1,520,000 that was used primarily to pay off the second mortgage on the land and building to Congress and to pay off the loan on the first mortgage to First Union, as well as to provide working capital. The balance of the note on March 31, 1998 was $1,373,000.

The company has another credit line from a financial institution in the amount of $800,000 due on demand. Interest is charged on oustanding borrowings at prime plus 2%. As of March 31, 1998 borrowings under this line of credit amounted to $799,000. This line of credit facility is secured by a subsidiary's accounts receivable and inventory.

The Company, during 1992, obtained an additional credit facility from a financial institution in the amount of $1,200,000. This facility was collateralized by $300,000 in interest-bearing deposits and interest is charged on outstanding borrowing at prime plus 2.5%, which funds were used to pay down the loan during l996. At March 31,1998 and December 31, 1997 borrowings under this line amounted to $302,000.. As of March 31, 1998 there were no open letters of credit under this line.

Management believes that through existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing at his discretion, the Company will be able to meet its working capital requirements during 1998.

FINANCIAL AND MANAGEMENT PLANS

The Company's stockholders' equity at March 31, 1998 and December 31, 1997 was $(752,000) and $(532,000). During first quarter of 1998, management continued to implement its plan to reduce the Company's losses. Beginning in the second quarter of 1998 the Company will start selling the new line of TVs and Audio equipment under the name of "Memorex" in the canadian market .It is anticipated that the addition of this new line of products will provide an improvement in the profitability of the Company. However, the Company's ability to successfully implement its plan to reduce losses is dependent upon a number of factors beyond its control. Theses factors include the overall retail climate and competition, the success of new products and sales efforts, and fluctuation in the supply and costs of products sold. There can be no assurance that the Company's sales, gross margins operating results or financial condition will improve during 1998.

RESULTS OF OPERATIONS

SALES
Sales for the first quarter of 1998 decreased by approximately $357,000 or
10% compared to the corresponding period in 1997.   Sales decreased in part
due to decreased sales to Walmart, the Company's largest customer. Sales to Walmart during the three months ended March 31, 1998 represented approximately 12.7% of total sales as compared to 16.4% in the same period for 1997.

COST OF SALES AND GROSS MARGIN

Gross margin as percentage of sales was approximately 18.2% in the first quarter of 1998 as compared to approximately 33.0% for the same period in 1997. This decrease is attributed mainly to a distorsion produced by the sales of cellular phones under the new "Cosmo Telecom" brand . This product has only a gross margin between 2% and 3%. Also there was a decrease in gross margin in the direct import sales from Hong Kong.

SELLING,  GENERAL AND ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses for the first quarter of 1998 decreased by $309,000 as compared to the corresponding period in 1997. This decrease has been the result of the effort of the Company in reducing the cost of the its operation.

INTEREST EXPENSE  AND OTHER COSTS

Interest expense and other costs increased by $52,000 during the three months ended March 31, 1998 compared to the corresponding period in 1997. This increase is primarily attributed to an overall increase in interest expense resulting from an increase in average borrowings during the first quarter of 1998 compared to the same period in 1997.

NET LOSS AND INCOME

The Company incurred a net loss of approximately $334,000 for the quarter ending March 31, 1998 compared to net loss of $15,000 for the same period in 1997. This reduction in the loss can primarily be attributed to a reduction in sales and a decrease in gross margin for the explanations given above.














SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned - thereunto duly authorized.

COSMO COMMUNICATIONS CORPORATION


Date:   May 11, 1998



           /s/ Amancio V. Suarez
           Amancio V. Suarez
           Chairman of the Board
           Chief Financial Officer






















??










5


12