Form 10-Q
period 1998-06-30
COSMO COMMUNICATIONS CORP
filed 1998-08-13
CIK 718096

UNITED STATES SECURITIES AND EXCHANGE
                             COMMISSION
                        WASHINGTON, D.C. 20549



                             FORM 10-Q


(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1998

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

2,642,000 shares of the issuer's Common Stock were outstanding as of the latest practicable date June 30,1998







                              INDEX


Registrant's Representations.........................................3

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets
June 30, 1998 and December 31, 1997..................................4-5

Condensed Consolidated Statements of  Operations
for the three months ended June 30,
1998 and 1997........................................................6

Condensed  Consolidated Statements of Operations for the six
months ended June 30, 1998 and 1997..................................7

Condensed Consolidated Statements of Cash Flows for
the six months ended June 30, 1998 and 1997..........................8

Notes to Condensed Consolidated
Financial Statements.................................................9


Management's Discussion and Analysis of
Financial Condition and Results of Operations........................10-12

Signature............................................................13







                   PART I - FINANCIAL INFORMATION



Item I.  Financial Statements

The registrant represents that the Condensed Consolidated Financial Statements furnished herein have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years and that such Condensed Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Cosmo Communications Corporation and its subsidiaries (the "Company"), as of June 30, 1998 and the results of its operations and its cash flows for the six months then ended.






               COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                 ASSETS

                                          (Unaudited)


                                            June 30        December 31,
                                             1998             1997


CURRENT ASSETS
  Cash and cash equivalents          $      75,000      $       85,000

Receivables-
  Trade, less allowance for doubtful
     accounts of $ 111,000 at June 30,
     1998 and $ 134,000 at December
      31, 1997.                          2,512,000           3,068,000

Inventories                              2,505,000           2,901,000

Other                                      124,000             215,000

 Total current assets                    5,216,000           6,269,000

PROPERTY AND EQUIPMENT, at cost          3,434,000           3,429,000

  Less - Accumulated depreciation       (2,120,000)         (2,057,000)

PROPERTY AND EQUIPMENT, net              1,314,000           1,372,000

OTHER ASSETS                               252,000             299,000

TOTAL                               $    6,782,000         $ 7,940,000


See notes to condensed consolidated financial statements.



               COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                     CONDENSED CONSOLIDATED BALANCE SHEETS


                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                           (Unaudited)

                                            June 30,        December 31,
                                             1998             1997
CURRENT LIABILITIES
  Accounts payable and accrued expenses  $  1,613,000      $  1,027,000
  Credit facilities                         3,725,000         5,011,000
  Due to principal stockholder                814,000           901,000
  Other                                       135,000           210,000

  Total current liabilities                 6,287,000         7,149,000

LONG-TERM DEBT                              1,323,000         1,323,000

  Total liabilities                         7,610,000         8,472,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Convertible cumulative preferred stock,
  $.01 par value; 30,000 shares authorized,
   none issued.
Preferred stock, $.01 par value; 9,970,000
  shares authorized, none issued.
Common stock, $.05 par value,
  4,000,000 shares authorized,
  2,642,000 and 2,642,000 shares issued and
  outstanding at June 30, 1998
  and December 31, 1997, respectively.        133,000           133,000

Additional paid-in capital                 25,410,000        25,410,000

Accumulated deficit                       (24,584,000)      (24,329,000)

Cumulative translation adjustment          (1,787,000)       (1,746,000)

TOTAL STOCKHOLDERS' EQUITY                   (828,000)         (532,000)


TOTAL                                 $      6,782,000    $    7,940,000

See notes to condensed consolidated financial statements.





                COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                               (Unaudited)


                                           June 30,         June 30,
                                            1998              1997



SALES                                   $  3,649,000     $   4,467,000

COST OF SALES                              2,865,000         3,385,000

Gross Margin                                 784,000         1,082,000

SELLING EXPENSES                             358,000           589,000

GENERAL AND ADMINISTRATIVE EXPENSES          175,000           426,000

  Income / (loss) from operations            251,000            67,000

OTHER INCOME / (EXPENSE):

  Interest expense                          (174,000)         (116,000)

  Interest income                              2,000

  Other, net                                                    65,000

Total other expense, net                    (172,000)          (51,000)


  Net income / (loss)                $        79,000      $     16,000

INCOME / (LOSS) PER SHARE                       0.03              0.01

SHARES OUTSTANDING (AVERAGE)               2,642,000         2,642,000

            See notes to condensed consolidated financial statements.


              COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES


               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                             (Unaudited)

                                              June 30,         June 30,
                                               1998             1997


SALES                                   $   6,758,000      $  7,934,000

COST  OF SALES                              5,408,000         5,709,000

Gross Margin                                1,350,000         2,225,000

SELLING EXPENSES                              766,000         1,173,000

GENERAL AND ADMINISTRATIVE EXPENSES           467,000           852,000

 Income/ (Loss)  from operations              117,000           200,000

OTHER INCOME / (EXPENSE):

  Interest expense                           (376,000)         (265,000)

  Interest income                               3,000

  Other, net                                    1,000            66,000

Total other expense, net                     (372,000)         (199,000)

Net income / (loss)                 $        (255,000)    $       1,000

INCOME / (LOSS) PER SHARE                       (0.10)

SHARES OUTSTANDING (AVERAGE):               2,642,000         2,642,000

               See notes to condensed consolidated financial statements.




                 COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                  FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                             (Unaudited)
                                                1998             1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                     $           (255,000)       $  1,000
Adjustments to reconcile net income to net
cash used by operating activities:
  Depreciation & Amortization                       97,000         100,000
Beginning Retained Earnings "Cosmo Telecom"                         31,000
 (Increase) Decrease in accounts receivable net    556,000        (450,000)
  (Increase) Decrease in inventories, prepaid
  expenses and other assets                        500,000        (437,000)
 (Decrease) Increase in accounts payable,
 accrued expenses and other current liabilities    511,000         341,000
 Translation Adjustment                            (41,000)

Net cash provided (used) by operating activities 1,368,000        (414,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property & equipment                   (5,000)        (41,000)

        Net cash used by investing activities       (5,000)        (41,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in credit facilities and
 long-term  debt repayments                     (1,286,000)        684,000
Net increase in due to principal stockholder       (87,000)           0
Net cash provided (used) by financing
         activities                             (1,373,000)       (684,000)

	(Decrease) Increase in cash and cash
         equivalents                               (10,000)        229,000
Cash and cash equivalents at the beginning of
 the period                                         85,000          89,000

Cash and cash equivalents at the end of the
 period                                         $   75,000     $   318,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest           376,000         265,000


See notes to condensed consolidated financial statements.



              COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1998 and 1997

                               (Unaudited)


1.  SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies followed by quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's report on Form 10K for the fiscal year ended December 31, 1997.


2.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory at June 30, 1998 and December 31, 1997 consisted primarily of finished goods.


3.  INCOME /(LOSS)PER SHARE:

Income (loss) per common share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding for each period. As of June 30, 1998 and December 31, 1997, common equivalent shares include the dilutive effect of stock options using the treasury stock method.








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

LIQUIDITY AND CAPITAL RESOURCES

Working capital was approximately ($1,071,000) at June 30, 1998, a reduction of approximately $191,000 from December 31, 1997. The ratio of current assets to current liabilities at June 30, 1998 was .83 to 1, as compared to .88 to 1 at December 31, 1997. The Company has met its working capital requirements for the six months ended June 30, 1998 primarily from a combination of internally generated funds and the used of cash and cash equivalents.

The Company utilizes a revolving credit facility with Congress Financial Corporation ("Congress") providing for borrowings up to $7,500,000 which expires on December 31, 1998. Maximum borrowings are tied by formula to eligible accounts receivable and inventories. Interest is charged on outstanding borrowings at prime plus 2.5%. This credit facility is secured by all assets of the Company except for the Company' land and building in the United States. As of June 30, 1998 and December 31, 1997, borrowings outstanding under this credit facility amounted to approximately $ 2,028,,000 and $3,160,000, respectively, and are classified as current liabilities.

This credit facility with Congress contains certain restrictive covenants. The minimum net worth requirements were not met by the Company as of June 30, 1998 and December 31, 1997. However, the lender has waived the minimum net worth requirements through December 31, 1997. The Company may not meet this covenant during 1998. Management anticipates that this credit facility may be renegotiated or extended in 1998.

The Company, during 1996, obtained an additional credit facility from a financial institution in the amount of $750,000, expiring on December 1 ,2001. This credit facility is secured by a second mortgage on the Company's land and building in the United States. Interest is charged on outstanding borrowings at the prime rate plus 1%. As of June 30, 1998 and December 31,1997 borrowings outstanding under this credit facility were $750,000. In addition to this credit facility the Company maintains from the same institution a note payable in the amount of 1,366,000.
The note bears interest at prime plus 1% and expires on December 2001.

The Company maintains an additional line of credit from a financial instituion in the amount of $800,000 due on demand. Interest is charged on outstanding borrowings at prime plus 2%. As of December 31, 1997 and June 30,1998 borrowings under this line of credit amounted to $679,000 and $799,000 respectively . This line of credit facility is secured by a subsidiary's account receivable and inventory.

The Company, during 1992, obtained an additional credit facility from a financial institution in the amount of $1,200,000. This facility was collateralized by $300,000 in interest-bearing deposits and interest is charged on outstanding borrowings at prime plus 2.5%, which deposits were used to pay down the loan during l996. At June 30, 1998 and December 31, 1997 borrowings under this line amounted to $262,000 and $302,000 respectively. As of June 30, 1998 there were no open letters of credit under this line. The Company has an agreement with the lender to pay off the loan by December 1998 at the rate of 10% .

Management believes that through existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing at his discretion, the Company will be able to meet its working capital requirements during 1998.


FINANCIAL AND MANAGEMENT PLANS

The Company's stockholders' equity at June 30, 1998 and December 31, 1997 was ($828,000) and ($532,000), respectively. During the second quarter of 1998, management started to implement the new line of TVs and Audio equipment under the name of "Memorex" in the canadian market. As a result of this , the second quarter shows a slight sign of improvement in the Income Statement of the Company . However, the company's ability to successfully implement its plan to reduce losses is dependent upon a number of factors beyond its control. These factors include the overall retail climate and competition, the success of new products and sales efforts, and fluctuation in the supply and costs of products sold. There can be no assurance that the Company's sales or financial condition will improve during fiscal year 1998.



RESULTS OF OPERATIONS


SALES

Sales for the second quarter of 1998 decreased by approximately $818,000 or 19% compared to the corresponding period in 1997. Sales for the six months ended June 30, 1998 decreased by approximately $1,176,000 or 15% as compared to the corresponding period in 1997. The decrease in sales for the six months period ended June 30,1998 was due primarily to a reduction in sales to Walmart. Sales to Walmart dropped in the first quarter from 17.4% in 1997 to 11.8% of total sales in 1998, which represents a total approximately of $600,000.


COST OF SALES AND GROSS MARGIN

Gross margin as a percentage of sales was approximately 21.5% in the second quarter of 1998 as compared to approximately 24.2% for the same period in 1997.Gross margin as a percentage of sales approximated 20.0% for the six months ended June 30,1998 as compared to 28.1% for the corresponding period in 1997. This decrease is attributed mainly due to a distortion produced by the volume of sales in cellular phones . This product has only a gross margin between 2% and 3%.

SELLING,  GENERAL AND ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses for the second quarter of 1998 decreased by $482,000 as compared to the corresponding period in 1997. Selling, general and administrative expenses during the six months ended June 30, 1998 decreased by $792,000 as compared to the corresponding period in 1997. This decrease has been the result of the effort of the Company in reducing the cost of the its operation.

INTEREST EXPENSE  AND OTHER COSTS

Interest expense and other costs increased by approximately $121,000 during the second quarter of 1998 compared to the corresponding period in 1996. Interest expense and other costs also increased by approximately $173,000 during the six months ended June 30, 1998 as compared to the corresponding period in 1997. This increase is primarily attributed to an overall increase in interest expense resulting from an increase in the average balance of borrowings during the first and second quarter of 1998 as compared the same period in 1997.

NET LOSS AND INCOME

The Company had a net income of approximately $79,000 for the second quarter ending June 30, 1998 compared to net income of $ 16,000 for the same period in 1997. During the six months ended June 30, 1998,the company had a net loss of approximately ($255,000) as compared to net income of 1,000 for the same period in 1997. The improvement noted in the second quarter can be primarily attributed to the sales of Memorex Audio Equipments. However, the loss sustained in the six months period is due to the reduction in sales to Walmart as well as the decrease in gross margin.







SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned - thereunto duly authorized.

COSMO COMMUNICATIONS CORPORATION


Date:	August 12, 1998



           /s/ Amancio V. Suarez
	Amancio V. Suarez
	Chairman of the Board
     Chief Financial Officer






















??







13