Form 10-Q
period 1998-09-30
COSMO COMMUNICATIONS CORP
filed 1998-11-09
CIK 718096

UNITED STATES SECURITIES AND EXCHANGE
                            COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1998


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

Yes              No    X

2,642,000 shares of the issuer's Common Stock were outstanding as of the latest practicable date September 30, 1998.







                                 INDEX


Registrant's Representations..........................................3

Condensed Consolidated Financial Statements:

    Condensed Consolidated Balance Sheets
    September 30, 1998 and December 31, 1997..........................4-5

    Condensed Consolidated Statements of  Operations
    for the three months ended September 30,
    1998 and 1997.....................................................6

    Condensed  Consolidated Statements of Operations for the nine months ended September 30, 1998 and 1997..........................7

    Condensed Consolidated Statements of Cash Flows for
    the nine months ended September 30, 1998 and 1997.................8

    Notes to Condensed Consolidated
    Financial Statements..............................................9


Management's Discussion and Analysis of
Financial Condition and Results of Operations.........................10-12

Signature.............................................................13




                  PART I - FINANCIAL INFORMATION



Item I.  Financial Statements

The registrant represents that the Condensed Consolidated Financial Statements furnished herein have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years and that such Condensed Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Cosmo Communications Corporation and its subsidiaries (the "Company"), as of September 30, 1998and the results of its operations and its cash flows for the nine months then ended.





























              COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                            (Unaudited)


                                         September  30,       December 31
                                            1998                 1997

CURRENT ASSETS
  Cash and cash equivalents            $    334,000        $     85,000

Receivables-
  Trade, less allowance for doubtful
   accounts of $ 42,000 at September 30,
  1998and $ 134,000 at December
  31, 1997.                               3,042,000           3,068,000

Inventories                               2,909,000           2,901,000

Other                                       118,000             215,000

 Total current assets                     6,403,000           6,269,000

  PROPERTY AND EQUIPMENT, at cost         3,433,000           3,429,000

  Less - Accumulated depreciation        (2,146,000)         (2,057,000)

 PROPERTY AND EQUIPMENT, net              1,287,000           1,372,000

OTHER ASSETS                                236,000             299,000

TOTAL                                 $   7,926,000         $ 7,940,000


             See notes to condensed consolidated financial statements.


                 COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                          (Unaudited)

                                       September 30,         December 31,
                                           1998                 1997

CURRENT LIABILITIES
  Accounts payable and accrued expenses  $  2,126,000      $  1,027,000
  Credit facilities                         4,377,000         5,011,000
  Due to principal stockholder                625,000           901,000
Other                                          58,000           210,000

 Total current liabilities                  7,186,000         7,149,000

LONG-TERM DEBT                              1,323,000         1,323,000

Total liabilities                           8,509,000         8,472,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Convertible cumulative preferred stock,
  $.01 par value; 30,000 shares authorized,
   none issued.
Preferred stock, $.01 par value; 9,970,000
  shares authorized, none issued.
Common stock, $.05 par value,
  4,000,000 shares authorized,
  2,642,000 and 2,642,000 shares issued and
  outstanding at September 30, 1998
  and December 31, 1997, respectively.        133,000           133,000

Additional paid-in capital                 25,410,000        25,410,000

Accumulated deficit                       (24,288,000)      (24,329,000)

Cumulative translation adjustment          (1,838,000)       (1,746,000)

TOTAL STOCKHOLDERS' EQUITY                   (583,000)        ( 532,000)

TOTAL                                  $    7,926,000     $   7,940,000

              See notes to condensed consolidated financial statements.




                 COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                              (Unaudited)
                                            September,30     September 30,
                                               1998              1997


SALES                                   $   5,111,000      $  3,838,000

COST OF SALES                               4,010,000         2,797,000

Gross Margin                                1,101,000         1,041,000

SELLING EXPENSES                              500,000           535,000

GENERAL AND ADMINISTRATIVE EXPENSES           245,000           445,000

 Income / (loss) from operations              356,000            61,000

OTHER INCOME / (EXPENSE):

 Interest expense                            (172,000)         (127,000)

 Interest income

 Other, net                                   112,000               0

Total other expense, net                      (60,000)         (127,000)

Net income / (loss)                      $    296,000       $   (66,000)

INCOME / (LOSS) PER SHARE                        0.11             (0.02)
SHARES OUTSTANDING (AVERAGE)                2,642,000          2,642,000

              See notes to condensed consolidated financial statements.


                 COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                (Unaudited)

                                         September 30,     September 30,
                                             1998              1997


SALES                                  $   11,869,000      $ 11,772,000

COST  OF SALES                              9,418,000         8,506,000


Gross  Margin                               2,451,000         3,266,000


SELLING EXPENSES                            1,266,000         1,708,000

GENERAL AND ADMINISTRATIVE EXPENSES           713,000         1,218,000


Income (Loss)  from  operations               472,000           340,000


Interest expense                             (545,000)         (471,000)

Interest income

Other, net                                    114,000            66,000

Total   other expense, net                   (431,000)         (405,000)

Net income / (loss)                      $     41,000     $     (65,000)

INCOME / (LOSS) PER SHARE                        0.02             (0.01)

SHARES OUTSTANDING (AVERAGE)                2,642,000          2,642,000


              See notes to condensed consolidated financial statements.


                   COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                               (UNAUDITED)
                                               1998              1997

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                           $  41,000      $    (65,000)
Adjustments to reconcile net income to net
cash used by operating activities:
  Depreciation & Amortization                 139,000            86,000
Beginning Retained Earnings "Cosmo Telecom"                      31,000
(Increase) Decrease in accounts receivable,
 net                                           26,000          (268,000)
  (Increase) Decrease in inventories,
   prepaid expenses and other assets          102,000        (1,076,000)
  Increase (Decrease) in accounts payable,
    accrued expenses and other current
    liabilities                               947,000           121,000
 Translation Adjustment                       (92,000)             0

	Net cash provided (used) by
        operating activities                1,163,000        (1,171,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment              (4,000)
Disposal Property Equipment                     0                12,000
        Net cash used by investing activities  (4,000)           12,000

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in credit facilities
 and long-term debt repayments               (634,000)        1,083,000
Net increase in due to principal stockholder (276,000)             0

	Net cash provided (used) by financing
        activities                           (910,000)        1,083,000

        Decrease in cash and cash equivalents 249,000           (76,000)
Cash and cash equivalents at the beginning
of the period                                  85,000            89,000

Cash and cash equivalents at the end of the
period                                      $ 334,000        $   13,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

Cash paid during the period for interest    $ 545,000        $  471,000


        See notes to condensed consolidated financial statements.


              COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1998 and 1997

                               (Unaudited)


1.  SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies followed by quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's report on Form 10K for the fiscal year ended December 31, 1997

2.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory at September 30, 1998 and December 31, 1997 consisted primarily of finished goods.

3.  INCOME /(LOSS)PER SHARE:

Income (loss) per common share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding for each period. As of September 30, 1998 and December 31, 1997, common equivalent shares include the dilutive effect of stock options using the treasury stock method.
















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

Working capital was approximately ($783,000) at September 30, 1998, a reduction of approximately $ 97,000 from December 31, 1997. The ratio of current assets to current liabilities at September 30, 1998 was .89 to 1, as compared to .88 to 1 at December 31, 1997. The Company has met its working capital requirements for the nine months ended September 30, 1998 primarily from a combination of internally generated funds and increase in borrowings under the credit facility

The Company utilizes a revolving credit facility with Congress Financial Corporation ("Congress") providing for borrowings up to $7,500,000 which expires on December 31, 1998. Maximum borrowings are tied by formula to eligible accounts receivable and inventories. Interest is charged on outstanding borrowings at prime plus 2.5%. This credit facility is secured by all assets of the Company. As of September 30, 1998 and December 31,1997 borrowings outstanding under this credit facility amounted to approximately $ 2,679,000 and $3,160,000, respectively, and are classified as current liabilities.

This credit facility with Congress contains certain restrictive covenants. The minimum net worth requirements were not met by the Company as of September 30,1998 and December 31,1997. However, the lender has waived the minimum net worth requirements through December 31, 1998. The Company may not meet this covenant during 1998. Management anticipates that this credit facility may be renegotiated or extended in 1998.

The Company during 1996, obtained an additional credit facility from a financial institution in the amount of $750,000.00, expiring on December 1, 2001. This credit facility is secured by a second mortgage on the Company's land and building in the United States. Interest is charged on outstanding borrowings at the prime rate plus 1%. As of September 30, 198 and December 31, 1997 borrowings outstanding under this credit facility were $750,000. In addition to this credit facility the Company maintains from the same institution a note payable in the amount of $1,348,000. The note bears interest at prime plus 1% and expires on December 2001.

The Company maintains an additional line of credit from a financial institution in the amount of $800,000 due on demand. Interest is charged on outstanding borrowings at prime plus 2%. As of December 31, 1997 and September 30,1998 borrowings under this line of credit amounted to $679,000 and $749,000 respectively. This line of credit is secured by a subsidiary's account receivable and inventory.

The Company, during 1992, obtained an additional credit facility from a financial institution in the amount of $1,200,000. This facility was collateralized by $300,000 in interest-bearing deposits and interest is charged on outstanding borrowings at prime plus 2.5%, which deposits were used to pay down the loan during 1996. At September 30, 1998 and December 31, 1997, outstanding borrowings under this line amounted to $262,000 and $302,000, respectively. As of September 30, 1998, there were no open letters of credit under this line.The Company has an agreement with the lender to pay off the loan by December 1998 at the rate of 10%.

Management believes that through existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing at his discretion, the Company will be able to meet its working capital requirements during 1998.

FINANCIAL AND MANAGEMENT PLANS

The Company's stockholders' equity at September 30, 1998 and
December 31, 1997 was $(583,000) and $(532,000), respectively. During the third quarter of 1998, management continued the intensification in the sales of the new line of Audio Equipment under the name of "Memorex", which started in the second quarter of 1998. As a result of this, the third quarter shows a profit of $296,000 , which is a notably improvement as compared to the loss sustained in the same period of last year. However, the company's ability to successfully implement its plan to reduce losses is dependent upon a number of factors beyond its control. These factors include the overall retail climate and competition, the success of new products and sales efforts, and fluctuation in the supply and costs of products sold. There can be no assurance that the Company's sales or financial condition will improve during fiscal year 1998.

RESULTS OF OPERATIONS


SALES

Sales for the third quarter of 1998 increased by approximately $1,273,000 or 33% compared to the corresponding period in 1997. Sales for the nine months ended September 30, 1998 increased by approximately $97,000 as compared to the corresponding period in 1997. The total increase in sales was due primarily to the impact produced for the sales of "Memorex" products which overcame the reduction experienced in domestic sales to Walmart in the United States.

COST OF SALES AND GROSS MARGIN

Gross margin as a percentage of sales was approximately 21.5% in the third quarter of 1998 as compared to approximately 27.1% for the same period in 1997. Gross margin as a percentage of sales approximated 20.6% for the nine months ended September 30,1998 as compared to 27.7% for the corresponding period in 1997. Even though the volume in sales increased as explained before in the "Sales" paragraph, there was a reduction in the percentage of gross margin as a result of the reduction in sales to Walmart, which has a higher margin than the Memorex products.

SELLING,  GENERAL AND ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses for the third quarter of 1998 decreased by $235,000 as compared to the corresponding period in 1997. Selling, general and administrative expenses during the nine months ended September 30, 1998 decreased by $947,000 as compared to the corresponding period in 1997. This significant decrease on these expenses have been the result of the effort of the Company in reducing the cost of its operation.

INTEREST EXPENSE  AND OTHER COSTS

Interest expense and other costs increased by approximately $45,000 during the third quarter of 1998 compared to the corresponding period in 1997. Interest expense and other costs increased by approximately $74,000 during the nine months ended September 30, 1998 as compared to the corresponding period in 1997. This increase is primarily attributed to an increase in the average balance of borrowings outstanding during the first nine months of 1998 compared to the same period in 1997. Other income shows this quarter $112,000 which represents 1 1/2 % commission earned in the sales of TV and VCR from Memorex.

NET LOSS AND INCOME

The Company had a net income of approximately $296,000 for the third quarter ending September 30, 1998 compared to net loss of $ 66,000 for the same period in 1997, During the nine months ended September 30, 1998, the Company had a net income of approximately $41,000 as compared to net loss of $65,000 during the corresponding period in 1997. The overall improvement noted in the first nine months can be primarily attributed to the sales of the "Memorex" products,








SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned - thereunto duly authorized.

COSMO COMMUNICATIONS CORPORATION


Date: November 12, 1998



        /s/ Amancio V. Suarez
	Amancio V. Suarez
	Chairman of the Board
        Chief Financial Officer





























??







14