Form 10-K
period 1998-12-31
COSMO COMMUNICATIONS CORP
filed 1999-04-16
CIK 718096

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

    EXCHANGE ACT OF 1934 (FEE REQUIRED)


    For the fiscal year ended December 31, 1998


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


As of March 22, 1999, the market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $ 86,520 based on the closing bid price of $ 0.07 for the Common Stock as reported on the OTC Bulletin Board on such date.


                   Documents Incorporated by Reference
None.

PART I
ITEM 1.	BUSINESS

General

The Registrant, Cosmo Communications Corporation (the "Company"), imports, markets and distributes in the United States, Canada and Latin America, consumer electronic products, including TV, VCR, audio equipment, digital alarm clocks, quartz alarm clocks, quartz wall clocks, clock radios and combination products such as clock radio telephones. The audio equipment includes a full line of audio products, including personal cassette players, portable stereos and music centers with and without compact disc players.

The Company's products are marketed principally under its own label to mass merchandisers, drug store chains, specialty chain stores and other high-volume retailers. The Company's products are generally manufactured in accordance with its specifications by subcontractors in a number of countries in the Far East.

The Company's principal executive offices are located at 16501 N.W. 16th Court, Miami, Florida 33169 and its telephone number at such location is (305) 621-4227.

Forward-Looking Statements and Associated Risk

Management believes that this annual report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange
Act of 1934, including statements regarding, among other items, (i) the Company's growth strategies, (ii) anticipated trends in the consumer electronics industry, and (iii) the Company's ability to obtain and maintain adequate financing for its operations. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of such uncontrollable factors, including, among others, general economic conditions, governmental regulation and competitive factors, and, more specifically, interest rate levels, availability of financing, consumer confidence and preferences, the effectiveness of the Company's competitors, and costs of materials and labor. In light of these risks and uncertainties , there can be no assurance that the forward-looking information contained in this annual report will in fact transpire.

Financial and Management's Plans

The Company has been experiencing a continuation of a difficult retail climate and strong competition in recent years. During the last four years, several large retailers in the United States continued their corporate policies to reduce their inventory levels. In addition, the Company is not currently selling to Walmart (USA). Although not successful during the last three fiscal years. Management has continued its efforts to return the Company to profitability. Management's plans include a restructuring of the Company's sales department and the introduction of new products.
The Company has also pursued new product categories through increased sourcing activities in the Far East. It is anticipated that the introduction of new product categories will assist the Company in capturing new markets within the retail arena. The Company introduced in 1998 a new line of audio equipment ,TV and VCR under the brand of "Memorex", for distribution exclusively in Canada. In 1998, the Company increased its sales in /canada as a result of the introduction of these products and management intends to focus its sales efforts in the Canadian market in 1999.

Management believes that through its existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing, the Company will be able to meet its working capital requirements during 1999. The Company's ability to successfully implement its plans to eliminate its losses and return to profitability is dependent upon a number of factors beyond its control. These factors include the overall retail climate and competition. There can be no assurance that the Company's sales, gross margins, operating results or financial condition will improve in fiscal year 1999 (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations).


Products


Clocks - The Company has a wide range of clocks including electronic digital alarm clocks, quartz alarm clocks and quartz wall clocks. The Company introduced its first electronic digital clock in 1977 and currently offers approximately 40 models which retail at various prices ranging from approximately $5 to $20. The Company's electronic digital clocks contain microprocessors, printed circuit boards, light emitting diodes and ceramic buzzers. These products were manufactured by subcontractors in Hong Kong and the People's Republic of China who sometimes use components and materials supplied, and assembling methods developed, by the Company.
The Company offered a total of approximately 40 models of quartz wall clocks in 1998, retailing from approximately $5 to $40. Subcontractors in Hong Kong, and the People's Republic of China manufacture the Company's wall clocks. The Company also sold approximately 20 models of battery operated quartz alarm clocks during 1998, retailing from approximately $5 to $20. Subcontractors in Hong Kong and the People's Republic of China manufacture the Company's battery operated quartz alarm clocks.



Radios - The Company introduced its first electronic digital clock radio in 1982 and currently offers 13 models, with retail prices ranging from approximately $10 to $30. The Company's electronic digital clock radios contain audio components as well as components similar to those in its electronic digital clocks. In 1998, most of the units were manufactured by subcontractors in Hong Kong and the People's Republic of China who sometimes use components and materials supplied by the Company. In the early 1990's, the Company began to market a line of audio products in the Latin American and Canadian market


Licensed Product: In 1997 Cosmo finalized an agreement to market in Canada audio product utilizing the brand name "Memorex". Cosmo will also license the "Memorex" brand name for an alarm clock to be sold in conjunction with the Cosmo brand both in U.S. and Canada.


Marketing - The Company's marketing strategy is targeted at high volume retailers with broad distribution networks such as mass merchandisers, drug and other specialty chain stores, and other retailers. Because of economic conditions, a number of past customers of the Company have filed for bankruptcy, merged with other retailers, reorganized operations or have ceased to operate. During 1998, sales to retailers became more difficult as a result of economic conditions and strong competition from other manufacturers and importers, as a result. the Company is not currently selling to Walmart (USA). The Company is attempting to overcome these difficulties by focusing its sales efforts in Canada in 1999 through the expansion of the Memorex products


The following table illustrates the Company's primary marketing channels and representative customers in 1998.

Mass Merchandiser             Drug Store Chains       Specialty Chains

Wal-Mart (Canada)             American Drug           AAFES
Target                        Genovese                Canadian Tire
Fedco                         Osco Drug               Fortun Off
Kohl's                        Savon Drug              Bed, Bath & Beyond
Roses Stores                  Brooks
Meijer's
Dollar General
Bi-Mart
Fred Meyer
Ames Dept. Stores


The Company believes that its sales to high volume retailers depends upon its ability to deliver a large volume of attractive and reliable items at prices generally at or below those of its competitors.


Substantially all of the Company's domestic sales (United States) are generated by either the Company's full-time sales staff or its approximately 20 independent sales representatives. Approximately 52% of the Company's sales in 1998 were to customers within the United States, with the remainder of 48% to customers in Canada. See Note 9 of "Notes to Consolidated Financial Statements" for financial information about foreign and domestic operations.


Sales to the Company's four largest customers accounted for approximately 56.4% of sales for 1998. During 1998, 1997 and 1996, sales to Walmart accounted for approximately 44%, 43% and 34%, respectively, of total sales. The loss of any major customer would have a significantly negative impact on the Company.

The Company's products are generally sold with a one year limited warranty on labor and parts.


Manufacturing

Most of the Company's products are manufactured by subcontractors. Substantially all of the subcontractors assemble products for the Company in accordance with the Company's specifications. Subcontractors in Hong Kong, the Peoples Republic of China and Taiwan assemble clocks, clock radios and audio products. Several of the subcontractors dedicate their entire production capacity to the Company's orders. The Company performs quality control inspections on the premises of its facilities and the facilities of its subcontractors, and also inspects its products upon their arrival in the United States and Canada.

The Company uses microprocessors from Texas Instruments, Sanyo Semiconductor , Hitachi, Ltd., Motorola Inc. , Phillips Hong Kong, Ltd. and Memcorp of Asia. Various subcontractors in the Far East produce printed circuit boards, light emitting diodes, audio components, receivers, transmitters and internal antennas in accordance with specifications of the Company.


All of the components and raw materials used by the Company are available from several sources of supply and the Company does not anticipate that the loss of any single supplier would have a material adverse effect on its business, operations or financial condition.

Product Development

During 1998, the Company introduced no new electronic digital alarm clocks (LED and LCD), quartz alarm clocks, quartz wall clocks and clock radios into the market. However in audio products, which are where the company intensified the sales efforts, all the expenses were incurred by the supplier During the year ended December 31, 1998, the Company did not spend any significant amount in this area , however the Company spent approximately $200,000 in 1997 and $210,000 in 1996 for new product design, engineering, tooling and testing.


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

The Company believes that important factors necessary to compete include name recognition, price, quality reliability, attractive packaging, speed of delivery to customers and new or additional product features. The Company believes that its future success will depend upon its ability to develop and manufacture reliable products, which incorporate developments in technology and satisfy consumer tastes with respect to style and design. Further, the Company's ability to market such products at competitive prices is necessary in order to compensate for the lack of strong consumer name recognition.

The Company believes that, through its subcontractors, it is a significant manufacturer of electronic digital clocks and competes with several companies, including, General Time Westclox and Spartus Corporation and Avance (Timex). Major suppliers of electronic digital clock radios and audio product include General Electric Company, Panasonic Industrial Company, Sony Corporation, Sanyo Manufacturing Corporation , Emerson Radio Corporation and Memcorp of Asia.


Foreign Operations

The Company has significant foreign operations. See Note 9 of "Notes to Consolidated Financial Statements." The Company purchases finished products from various suppliers in the Far East. The supply and cost of products and components can be adversely affected by changes in foreign currency exchange rates, increased import duties, loss of favorable tariff rates for products produced in the countries in which the Company subcontracts the manufacture of goods, imposition of import quotas, interruptions in sea or air transportation and political or economic changes in countries from which components or products are exported or into which they are imported. In order to meet unexpected levels of demand or to better secure its customers, the Company has utilized costly air shipping rather than fill orders promptly.

The Company will continue to subcontract a significant portion of its manufacturing needs to subcontractors in the Peoples Republic of China, Hong Kong and Taiwan. Any material change in the trade policies of the United States or these countries might have an adverse effect on the Company's operations.


Employees


On December 31, 1998, the Company had 21 full-time employees, including 5 in the United States, 1 in Hong Kong and 15 in Canada. Of those employed in the United States, 2 were engaged in manufacturing, distribution and service operations and 3 were sales, administrative and executive personnel. In Hong Kong one employee is engaged in sales and administrative duties. In Canada, 7 employees were engaged in manufacturing, distribution and service operations and 8 were sales, administrative and executive personnel.


Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company as of March 31, 1999:

Name	                                Age	 Position

Amancio Victor Suarez	 ............................  62 Chairman of the
                                                          Board of Directors,
                                                          Chief Executive
                                                          Officer and Chief
                                                          Financial  Officer

Carlos Ortega .......................................  54  President, Chief
                                                           Operating Officer
                                                           and Director


Jose Bueno                                             44   Vice President,
                                                            International
                                                            Operations

Yu Wing Kin                                            47   Vice President,
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

Mr. Carlos Ortega, a Director and shareholder of the Company was appointed as the new President and Chief Operating Officer in July 1996. Mr. Ortega has been a director of the Company since December 1992, and was one of the founders and principals of Cargil International Corporation, a company engaged in the distribution of household products and appliances to Latin America

Mr. Bueno joined the Company in July 1988 as Vice President of International Sales and Far East Operations. Mr. Bueno is responsible for marketing and international operations in the Far East. Mr. Bueno is also responsible for sales and marketing of all Cosmo products into the Latin American market. Before joining the Company Mr. Bueno was employed by Johnson and Johnson as Divisional Sales Manager, from 1985 through June 1988. Prior to that time, Mr. Bueno served as Regional Sales Manager for Colgate Palmolive Company, from 1983 through 1985.

Mr. Kin has served as Vice President of Administration for the Far East since joining the Company in August 1978.

ITEM 2.	PROPERTIES

The Company's executive offices and principal domestic manufacturing warehouse facilities are located in a 48,000 square feet building at 16501 N.W. 16th Court, Miami, Florida. Both the land and building are owned by the Company subject to mortgage indebtedness with an outstanding principal balance at December 31, 1998 of approximately $1,323,000.

ITEM 3.	LEGAL PROCEEDINGS

The Company is from time to time involved in routine litigation incidental to its business most of which is adequately covered by insurance and none of which, in the opinion of management, is expected to have a material adverse effect on the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 1998, the Company did not submit any matter to a vote of security holders.


                               PART II



ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

Price Range of Common Stock. During 1998, the Company's common stock ("Common Stock") was traded in the over-the-counter market under the OTC Bulettin Board symbol "CSMO." There were approximately 258 record holders of the Common Stock as of March 22,1999. The following table sets forth the high and low prices for the Common Stock as reported for the periods indicated.These prices reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions On March 5,1996, the Common Stock was delisted from the NASDAQ SmallCap Market as a result of the Company's inability to meet the minimum $1.00 bid price or its alternative, as required for continued listing on the NASDAQ SmallCap Market. On March 6,1996 , the Common Stock was listed on the OTC Bulletin Board.



















        Fiscal Period             High           Low


1997   	First Quarter	         	0.34375        	0.3125
	       Second Quarter         	0.34375        	0.3125
       	Third Quarter	         	0.3125         	0.3125
        Fourth Quarter          1.625           0.1875

1998    First Quarter   ....    1.625           0.4375
        Second Quarter......... 0.625           0.3125
        Third Quarter           0.3125          0.25
        Fourth Quarter          0.25            0.14


Dividend Policy. It is the present policy of the Company's Board of Directors to retain earnings. The Company has not declared any dividends in the past. Any payment of cash dividends in the future will be dependent upon the financial condition, capital requirements and earnings of the Company and other factors, which the Board of Directors may deem relevant. At the present time, the financial condition of the Company and the credit facilities of the Company with Congress Financial Corporation prevent the payment of dividends.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following data should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere herein and the notes thereto, and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."












                                (In thousands, except share data)


December 31:                       1998   1997     1996      1995     1994


Statement of Operations Data:

Sales                            14,221  $16,761  $15,964  $15,243  $15,772

Cost of sales                    12,163   12,430   11,779   12,044   11,611


Gross margin                      2,058    4,331    4,185    3,199    4,161

Selling, general and
administrative expenses           2,867    4,158    4,011    3,589    3,497

Income (loss) from operations      (809)     173      174     (390)     664

Other expense, net                 (664)    (749)    (584)    (587)    (426)

Net (loss) income                (1,473)    (576)    (410)    (977)     238

Basic and diluted (loss) earnings
per share                        $(0.56)  $(0.22)  $(0.16)  $(0.37)   $0.08
Shares used in computing
Loss per share                    2,642    2,642    2,642    2,642    2,863

Balance Sheet Data:

Working Capital Deficit         $(2,095)   $(880)    $(58) $(1,089)   $(414)

Total Assets                      5,022    7,940    7,805   11,826    9,927

Long-term Debt                    1,247    1,323    1,702      465      487

Stockholders' Equity(Deficit)    (1,890)    (532)      52      462    1,433









ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain items in the Company's Consolidated Statements of Operations are to sales and the percentage changes in those items from period to period:

                Income & Expense items         Period-to-Period Percentage
                 As a Percent of Sales             Increase(Decreases)
                Year Ended December 31,           Year Ended December 31,
                                               1997             1996
                 1998    1997    1996         to 1998          to 1997

Sales            100.0% 100.0%  100.0%        (15.2)%             5.0%

Cost of Sales     85.5   74.2    74.0          (2.2)%             6.3%

Gross Margin      14.5   25.8    26.0         (52.5)%             3.5%

Selling, general and
administrative    20.2   24.8    25.0         (31.2)%             3.7%

Income (loss)
from operations   (5.7)   1.0     1.0       ( 567.6)%            (0.6)%

Other expense,net (4.7)  (4.5)   (3.6)        (11.3)%            28.3%

Net Loss         (10.4)  (3.5)   (2.6)        155.7%            41.0%


1998 Compared to 1997: Sales decreased from 1997 to 1998 by approximately $2,540,000 or 15.2% primarily resulting from the Company not selling to Walmart(USA) due to a higher level of competition in the market of clock and digital radios. During 1998 the volume of direct import sales from the orient in audio equipment increased by approximately $4,069,000 due to the introduction of Memorex products. Gross margin, as percentage of sales, decreased by 52.5% ,mainly due to the fact that direct import sales have a lower margin than other products sold by the Company. Additionally the cost of inventory had a negative effect as a result of a fluctuation in the canadian exchange rate as compared to 1997. Selling, general and administrative expenses decreased as a percentage of sales,due to the Company's policy during the year to reduce operating expenses, primarily from a reduction in personnel in the United States headquarters. Other expenses, net of interest decreased due to a decrease in credit facility balances outstanding during the year.

Net loss increased from of $ 576,000 in 1997 to a net loss of $1,473,000 in 1998. ( See Item 1-" Financial and Management's Plans" for additional comments on fiscal year 1998 and theCompany's plans for fiscal year 1999).

1997 Compared to 1996:   Sales increased from 1996 to 1997 by approximately
$797,000, an increase of 5.0%. The sales increase is attributable in part to sales of a broader range of products, including Telecom accessories and cellular phones, to existing accounts. Gross margins as a percentage of sales remain almost the same in 1996 and 1997. Selling, general and administrative expenses as a percentage of sales did not have a noticeable change from 1996 to 1997. Other expenses, net of interest, and other miscellaneous income, increased by 28.3% from 1996 to 1997. This was the result of a decrease in interest income of $36,000 and the fact that in 1996 the company received approximately $75,000 as a result of proceeds from a class action antidumping in which Cosmo was a party.

As a result of the foregoing net loss increased from $410,000 in 1996 to $576,000 in 1997.

Liquidity and Capital Resources

Working capital has a deficit of approximately $2,095,000 at December 31, 1998, an increase of approximately $1,215,000 from December 31, 1997.
The ratio of current assets to current liabilities at December 31, 1998 was .63 to 1, as compared to .88 to 1 at December 31, 1997.The Company met its capital requirement thru cash generated from operations.

The Company utilizes a revolving credit facility with Congress Financial Corporation ("Congress") providing for borrowings up to $7,500,000, which expires on December 31, 1999. Maximum borrowings are tied by formula to eligible accounts receivable and inventories. Interest is charged on outstanding borrowings at the prime rate (7.75% at December 31, 1998) plus 2%. This credit facility is secured substantially by all the accounts receivable and inventories of the Company. At December 31, 1998 and 1997, borrowings outstanding under this credit facility amounted to $1,949,000 and $3,160,000, respectively, and are classified as current liabilities. This credit facility with Congress contains certain restrictive covenants. The most restrictive covenant relates to minimum net worth requirements, which were not met by the Company as of December 31,1998. However, the lender has waived the minimum net worth requirements through December 31,1999.

The Company has another credit facility from a financial institution in the amount of $750,000, which is due on demand. Interest is charged on outstanding borrowings at prime plus 1%. As of December 31, 1998 and 1997, there were borrowings outstanding under this credit facility of $750,000 in each year.

The Company has another credit facility with a financial institution in the amount of $422,254. Interest is charged on outstanding borrowings at 10%. As of December 31, 1998 and 1997, borrowings outstanding under this credit facility amounted to $212,000 and $302,000, respectively. The Company has entered into an agreement with this financial institution whereby a portion of the net proceeds collected from letter of credits are applied to reduce the outstanding borrowings.

The Company has another line of credit from a financial institution in the amount of $800,000 due on demand. Interest is charged on outstanding borrowings at prime plus 2 %. As of December 31, 1998 and 1997, borrowings under this line of credit amounted to approximately $799,000 in each year. This line of credit facility is secured by a subsidiary's accounts receivable and inventory. In the current year, the Company has only made interest payments on this line.

Management believes that through its existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing, (see Item 13), the Company will be able to meet its working capital requirements during 1999.However, there can be assurance that the Company will be able to obtain sufficient financing during year 1999. See No. 4 and 5 of the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

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


                       PART III



ITEM 11.        EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth, for the 1998, 1997 and 1996 fiscal years, respectively, compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each other executive officer whose total annual salary and bonus for the 1996 fiscal year were $100,000 or more (collectively, the "Named Executive Officers").
                                 Annual Compensation(1)
                                                                 All Other
Name and Principal Position   Year    Salary ($)    Bonus ($)   Compensation

Amancio Victor Suarez
Chairman of the Board,
Chief Executive Officer and
Chief Financial Officer       1998         -
                              1997         -          -              -
                              1996      $108,000      -              -

(1)  The column for "Other Annual Compensation" has been omitted because
there is no      compensation  required to be reported in such column.
The aggregate amount of perquisites and other personal benefits provided to each Named Executive Officer is less than 10% of the total of annual salary and bonus of such officer.

Option Grants Table. No options were granted during fiscal 1998.

Aggregated Fiscal Year-End Option Value Table.   No Named Executive Officers
held any options as of the end of the 1998 fiscal year.

Long-Term Incentive and Pension Plans. The Company does not have any long-term incentive or pension plans.

Compensation of Directors. Directors who are not officers of the Company generally receive meeting attendance fees of $300. However, each such director waived his right to receive such fees during 1998. Annual retainers are not currently provided to directors; however, such retainers may be reinstituted in the future. Directors are eligible to receive grants of options under the Company's stock option plan. No stock options were granted to any directors of the Company during 1998.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements.

Currently there are no employment agreements with any Executives or Officers of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following information is furnished as of December 31, 1998 as to the beneficial ownership of the Company's Common Stock by (i) each of the Named Executive Officers (as defined in Item 11 above); (ii) each other director of the Company; (iii) each person known by the Company to be a beneficial owner of more than 5% of the Common Stock; and (iv) all directors and executive officers of the Company as a group:
                             Shares of                        Percentage
Name and Address            Common Stock                      of Class

Amancio Victor Suarez(1)     1,054,160                          40.0%
16501 N.W. 16th Court
Miami, Florida 33169

Carlos Ortega                  333,333                          12.6%
16501 N.W.16th Court
Miami, Florida 33169

A.J. Suarez                    333,333                          12.6%
16501 N.W. 16TH Court
Miami, Florida 33169

Jose R. Aldariz                333,333                          12.6%
c/o Cargil International Corp.
6812 N.W. 77th Court
Miami, Florida 33166

All directors and officers   1,423,493                          53.5%
as a group (4 persons)(2)

(1)  	Includes 21,000 shares owned of record by a relative of Mr. Suarez.

(2)	Includes 26,000 shares subject to presently exercisable options.


ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


As of December 31, 1998, the Company owed approximately $592,000 to Amancio Victor Suarez, Chairman of the Board and Chief Executive Officer of the Company, on loans previously made by Mr. Suarez to the Company to finance its working capital needs. During 1998, Mr. Suarez had an informal commitment with the Company to lend from time to time, as needed, to the Company on a demand basis. The loans bear interest at 10.25%. As of December 31, 1998 the aggregate amount owed by the Company to Mr. Suarez was approximately $592,000, on a demand basis. During 1998 there was a reduction on the balance owed to Mr. Suarez in the amount of $309,000.


                                PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K

(a)	1.	Financial Statements:

		Reference is made to the index to the Company's Consolidated Financial Statements following page 18 of this Annual
                Report on Form 10-K.

	2.	Financial Statement Schedules:

                These schedules are otherwise contained within the Company's Consolidated Financial Statements following page 18 of this Annual Report on Form 10-K.

        3.      Exhibits:

                Exhibit No.     Description

                  3.1   Registrant's Articles of Incorporation,as amended (1)

                  3.2   Registrant's Bylaws (2)

                 10.1 Amended and Restated 1990 Stock Option Plan (Compensatory Plan)(3)

                 10.2 Credit Facility with Congress Financial Corporation and Amendments thereto(4)

                 10.3   Shareholders Agreement (1)

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

(4) Filed in part herewith, and incorporated by reference to (i) exhibits 10.8, 10.9, 10.10, 10.11, 10.12 and 10.13 filed with the Registrant's
     Annual Report on Form 10-K for fiscal 1989, and (ii) exhibits 10.4 filed with the Registrant's Annual Reports on Form 10-K for fiscal 1990, 1991 and 1992, respectively.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the last quarter of the period covered by this report.



Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSMO COMMUNICATIONS CORPORATION

DATED: April 09,1999                                /s/ Amancio V. Suarez

                                                    AMANCIO VICTOR SUAREZ,
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED:April 9, 1999
                                       /s/ Amancio V. Suarez

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


                                       /s/ Carlos Ortega

                                       CARLOS ORTEGA
                                       President, Chief Operating Officer
                                       and Director









COSMO COMMUNICATIONS CORPORATION AND
SUBSIDIARIES


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   Page

INDEPENDENT AUDITORS' REPORT                                        F-1

CONSOLIDATED BALANCE SHEETS
    AS OF DECEMBER 31, 1998 AND 1997                                F-2

CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR EACH OF THE THREE YEARS IN THE
    PERIOD ENDED DECEMBER 31, 1998                                  F-3

CONSOLIDATED OF STOCKHOLDERS' DEFICIENCY
    FOR EACH OF THE THREE YEARS IN THE
    PERIOD ENDED DECEMBER 31, 1998                                  F-4
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
    EACH OF THE THREE YEARS IN THE PERIOD ENDED
    DECEMBER 31, 1998                                               F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-6





COSMO COMMUNICATIONS CORPORATION AND
SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 and 1997


ASSETS                                          1998                  1997

CURRENT ASSETS:
  Cash and cash equivalents            $      137,000             $ 85,000
  Accounts receivable, net of allowance
  for doubtful accounts of $98,000 and
  $134,000, in 1998 and 1997, respectively  1,268,000            3,068,000
  Inventories                               1,848,000            2,901,000
  Other (including $149,000  and $136,000
  receivable from a related party
  in 1998 and 1997)                           317,000              215,000

    Total current assets                    3,570,000            6,269,000

PROPERTY AND EQUIPMENT, net                 1,244,000            1,372,000

OTHER                                         208,000              299,000


Total           									    		           $ 5,022,000            $7940,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses  $  1,244,000         $  1,027,000
  Credit facilities                         3,708,000            5,011,000
  Due to principal stockholder                592,000              901,000
  Other liabilities, including current
  portion of long-term debt                   121,000              210,000

    Total current liabilities 							       5,665,000            7,149,000

LONG-TERM DEBT, net                         1,247,000            1,323,000

CONTINGENCIES (NOTE 7)

STOCKHOLDERS' DEFICIENCY:
 Convertible cumulative preferred stock,
 $0.01 par value;30,000 shares authorized,
 none issued
 Preferred stock, $0.01 par value; 9,970,000
 shares authorized, none issued
 Common stock, $0.05 par value; 4,000,000
 shares authorized;2,642,000 shares issued
 and outstanding as of
 December 31, 1998 and 1997                   133,000              133,000
 Additional paid-in capital                25,410,000           25,410,000
 Accumulated deficit                      (25,802,000)         (24,329,000)
 Accumulated Other Comprehensive Loss      (1,631,000)          (1,746,000)

Total stockholders' deficiency             (1,890,000)            (532,000)

Total                                     $ 5,022,000          $ 7,940,000

See notes to consolidated financial statements.
                                        F-2



COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 1998

                                        1998         1997           1996

SALES, net                         $ 14,221,000    $16,761,000  $15,964,000

COST  OF SALES                       12,163,000     12,430,000   11,779,000

GROSS MARGIN                          2,058,000      4,331,000    4,185,000

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES:
  Selling expenses                    1,903,000      2,638,000    2,032,000
  General and administrative expenses   964,000      1,520,000    1,979,000

Totall selling, general and
administrative expenses               2,867,000      4,158,000    4,011,000

NCOME(LOSS)  FROM OPERATIONS          (809,000)       173,000      174,000

OTHER INCOME (EXPENSE):
   Interest expense                    (669,000)      (787,000)    (800,000)
   Interest income                        5,000          5,000       41,000
   Other, net                                           33,000      175,000

Total other expense, net               (664,000)      (749,000)    (584,000)

NET LOSS                         $    1,473,000   $    576,000  $   410,000


BASIC AND DILUTED LOSS PER SHARE $        (0.56)  $      (0.22) $     (0.16)


SHARES USED IN COMPUTING
LOSS PER SHARE                        2,642,000      2,642,000    2,642,000



See notes to consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

                  Common                               Accumulated
                  Stock       Additional                 Other
                  Shares       Paid-in    Accumulated   Comprehensive
             Issued   Amount   Capital      Deficit      Income        Total

BALANCE,
DEC.31/95 2,642,000 $133,000 $25,410,000 (23,343,000) (1,738,000) $462,000



Net loss                                    (410,000)             (410,000)


BALANCE,
DEC.31/96 2,642,000  133,000  25,410,000 (23,753,000) (1,738,000)   52,000



Net loss                                    (576,000)             (576,000)

Foreign
Currency
Translation                                               (8,000)   (8,000)

Comprehensive Loss                                                (584,000)

BALANCE,
DEC.31/97 2,642,000  133,000  25,410,000 (24,329,000) (1,746,000) (532,000)


Net loss                                  (1,473,000)           (1,473,000)

Foreign Currency Translation                             115,000   115,000

Comprehensive Loss                                              (1,358,000)

BALANCE,
DEC.31/98 2,642,000 $133,000 $25,410,000$(25,802,000$(1,631,000$(1,890,000)

See notes to consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

                                              1998        1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                $ (1,473,000) $ (576,000) $(410,000)
Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
 Depreciation and amortization               131,000     197,000    172,000
Decrease (increase) in accounts receivable
net                                        1,800,000    (248,000) 2,125,000
 Decrease (increase) in inventories and
 other assets                              1,042,000     (40,000)   736,000
 (Decrease) increase in accounts payable,
 accrued expenses and other current
 liabilities                                 217,000    (301,000)(2,265,000)
 Foreign Currency Translation                115,000      (8,000)

Net cash (used) provided by
   operating activities                    1,832,000    (976,000)   358,000


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment          ( 3,000)    (48,000)   (20,000)



CASH FLOWS FROM FINANCING ACTIVITIES :
 Net increase (decrease) in credit
 facilities and long- term debt
 repayments                               (1,468,000)  1,081,000 (1,704,000)
 Net increase (decrease) in due to
 stockholders                              (309,000)     (61,000)   358,000


 Net cash provided (used) by
 financing activities                     (1,777,000)  1,020,000 (1,346,000)

   DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                52,000      (4,000)(1,008,000)

CASH AND CASH  EQUIVALENTS AT THE
  BEGINNING OF THE YEAR                       85,000      89,000  1,097,000


CASH AND CASH EQUIVALENTS AT THE
  END OF THE YEAR                       $    137,000   $  85,000  $  89,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION - Cash paid during the
  year for interest                     $    599,000   $ 666,000  $ 731,000

SUPPLEMENTAL DISCLOSURES OF NONCASH
 ACTIVITIES:

 Disposal of fully depreciated assets                   $ 93,000

See notes to consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General - Cosmo Communications Corporation and subsidiaries (the "Company") markets and distributes consumer electronic products. The Company has significant operations in the United States, Hong Kong and Canada.

Financial Difficulties and Management's Plans - The Company has incurred significant losses in working capital and has a stockholder deficiency as of December 31,1997 and 1998 of $532,000 and $1,890,000, respectively. Management attributes its losses to a highly competitive retail market. The Company has met its obligations through the support of its principal shareholder. Such shareholder has agreed to continue to finance the Company as needed during 1999.

The Company's plans are to increase its sales efforts in the Canadian market through a distribution agreement for a major brand item and to intensify sales effort through the introduction of new product lines.
It is anticipated that the introduction of these product lines will assist the Company in capturing new markets within the retail arena. Further, the Company continues its effort to reduce operating costs. Although no assurances can be given, the Company believes its sales and cost reduction plans will ultimately allow the Company to return to profitability.

Management believes that through its existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing, the Company will be able to meet its working capital requirements during 1999. The Company's ability to successfully implement its plans to improve its operations is dependent upon a number of factors beyond its control. These factors include the overall retail climate and competition. There can be no assurance that the Company's operating results or financial condition will improve in fiscal year 1999.

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

Fair Value of Financial Instruments - The Company's financial instruments include cash and cash equivalents, receivables, payables, debt and credit facilities. The fair values of such financial instruments have been determined based on current market interest rates as of December 31, 1998. The fair values of these instruments were not materially different than their carrying (or contract) values.

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

Other Assets - Other assets include goodwill with an original cost of 983,000. Such amount is being amortized on a straight-line basis over fifteen years. The unamortized balance at December 31, 1998 and 1997 amounted to $202,000 and $268,000, respectively.

Foreign Translation Adjustment - The accounts of the foreign subsidiaries were translated into U.S. dollars in accordance with the provisions of Financial Accounting Standards Board No. 52 ("SFAS 52"). Management has determined that the Hong Kong dollar is the functional currency of the Hong Kong subsidiaries and the Canadian dollar is the functional currency of the Canadian subsidiary. Certain current assets and liabilities of these foreign entities are denominated in U.S. dollars. In accordance with the provisions of SFAS 52, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant periods. Adjustments resulting from the translation of the financial statements from their functional currencies to U.S. dollars are accumulated as a separate component of stockholders' equity and have not been included in the determination of income for the relevant periods.

Revenue Recognition - Sales are recognized upon shipment of goods. During the years ended December 31, 1998, 1997, and 1996, sales to a single customer accounted for approximately 44%, 43%, and 34%, respectively, of total sales. Accounts receivable corresponding to this customer approximated $492,000 and $881,000 as of December 31, 1998 and 1997, respectively.

Warranty Costs - The Company's products are sold with a one-year limited warranty. The net cost of warranty repairs is charged to cost of sales when the repair work is performed since the Company's annual net warranty liability is not significant.

Research and Development - The costs of research and development associated with new product design, engineering, tooling, and testing are charged to cost of sales as incurred. Such expenses aggregated approximately $200,000 in 1997 and $210,000 in 1996. The Company did not spend any significant amount in this area in 1998.

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

Loss Per Share - The Company adopted the guidelines contained in Financial Accounting Standards Board Statement 128 Earning Per Share ("SFAS 128") during 1997. Under SFAS No 128 , basis earnings or loss per share is computed based on the average number of common shares outstanding and diluted earnings or loss per share is computed based on the average number of common and potential common shares outstanding. SFAS 128 requires the restatement of all prior period earnings per share. As of each period ended there were no dilutive common equivalent shares. The stock options discussed in Note 8 could potentially dilute earnings per share in the future but were not included in diluted loss per share since they would be antidilutive for the periods presented.

Stock-Based Compensation - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 123, Accounting for Stock-Based compensation ("SFAS 123"). SFAS 123 establishes accounting and financial reporting for stock-based compensation plans. Those plans include all arrangements by which employees and non-employees members of the Board receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. SFAS 123 encourages that these transactions be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued whichever is more reliable measurable.

The Company has chosen to continue to account for stock-based plans using the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No.25, Accounting for Stock issued to Employees and related interpretations. Accordingly, compensation cost of stock based compensation are measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee or non-employee member of the Board must pay for the stock. The Company did not grant any stock options in 1998, 1997 and 1996.

Comprehensive Income - In June 1997, the Financial Accounting Standards
Board issued Statement of Financial Standards N0. 130, Reporting Comprehensive Income (SFAS 130"). SFAS N0. 130 requires that all components of comprehensive income be reported on one of the following:
1) the statement of income, (2) the statement of changes in stockholder's equity, or (3) a separate statement of comprehensive income. Comprehensive income is comprised of net income and all charges to stockholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividend). The Company adopted SFAS No. 130 in 1998 and has revised all prior periods in its financial statements. Accumulated other comprehensive loss as presented on the consolidated statements of stockholders' deficiency represents the foreign currency translation.

Segment Reporting - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131. Disclosures about Segment of an Enterprise and Related Information, (SFAS No 131), SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas,, and major customers.
SFAS No. 131 is effective for financial statements for the periods beginning after December 15, 1997. The Company has adopted SFAS No. 131 in 1998.See Note No. 9

 2.	ACCOUNTS RECEIVABLE

The activity for the allowance for doubtful accounts is as follows for the years ended December 31 :

                                       1998         1997              1996

Beginning balance                  $ 134,000     $235,000       $  184,000
Provision                            105,000      409,000          138,000
Write-offs, net of recoveries       (141,000)    (492,000)         (87,000)
Ending balance                     $  98,000     $134,000       $  235,000




The Company carries accounts receivable at the amounts it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimated.


3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:
                                       1998               1997

Land                            $     400,000     $    400,000
Building                            1,600,000        1,600,000
Leasehold improvements                286,000          286,000
Plant and equipment                   966,000          964,000
Auto and trucks                        21,000           21,000
Furniture and fixtures                160,000          159,000
Total                           $   3,433,000     $  3,430,000

Less accumulated depreciation and
amortization                      ( 2,189,000)      (2,058,000)

                                $   1,244,000     $  1,372,000


4.	CREDIT FACILITIES

The following are the Company's credit facilities:

United States and Canada Operations - The Company utilizes a credit facility of up to $7,500,000, expiring on December 31, 1999. The credit facility is secured by substantially all assets of the Company, except for the Company's land and building in the United States. Borrowings are tied by formula to eligible accounts receivable and inventories. Interest is charged on outstanding borrowings at the prime rate (7.75% at December 31, 1998) plus 2%. As of December 31, 1998 and 1997, borrowings outstanding under this credit facility amounted to $1,948,000 and $3,160,000, respectively. The credit facility contains certain restrictive covenants. The most restrictive covenant relates to a minimum net worth requirement, which was not met by the Company as of December 31, 1998. However, the lender has waived the minimum net worth requirement through December 31, 1999.

The Company has another credit facility from a financial institution in the amount of $750,000, which is due on demand. Interest is charged on outstanding borrowings at prime plus 1%. As of December 31, 1998 and 1997, there were borrowings outstanding under this credit facility of $749,000 in each year.

The Company has another credit facility from a financial institution in the amount of $422,254. Interest is charged on outstanding borrowings at 10%. As of December 31, 1998 and 1997, borrowings outstanding under this credit facility amounted to $212,000 and $302,000, respectively. The Company has entered into an agreement with this financial institution whereby a portion of the net proceeds collected from letter of credits are applied to reduce the outstanding borrowings

The Company has another line of credit from a financial institution in the amount of $800,000 due on demand. Interest is charged on outstanding borrowings at prime plus 2 %. As of December 31, 1998 and 1997, borrowings under this line of credit amounted to approximately $799,000 in each year. This line of credit facility is secured by a subsidiary's accounts receivable and inventory. In the current year, the Company has only made interest payments on this line.

5.  LONG-TERM DEBT

Long-term debt consisted of the following as of  December 31:

                                                 1998                 1997
Note payable at prime rate plus 1% in monthly
installments of principal and interest of
approximately $18,000 expiring in December
2001, at which time the entire outstanding
balanceas due, collateralized by a mortgage on
the Company's land and building in the United
States.                                        1,323,000          1,399,000

Total                                          1,323,000          1,399,000

Less current portion                             (76,000)           (76,000)

Long-Term Debt                               $ 1,247,000      $   1,323,000





6.   INCOME TAXES

The domestic and foreign components of net (loss) income were as follows for the years ended December 31:



                                  1998               1997           1996

Domestic                    $ (1,471,000)       $ (882,000)   $ (1,049,000)
Foreign                           (2,000)          306,000         639,000
Total balance                $(1,473,000)       $ (576,000)   $   (410,000)



Domestic - The Company has unused domestic tax loss carryforwards of approximately $36,000,000 to offset future taxable income. Such carryforwards expire from the year 1999 through the year 2014. Included in the tax loss carryforwards is approximately $5,820,00 obtained in connection with the acquisition of Cosmo Electronics, Inc. which are only available to offset future taxable income of Cosmo Electronics, Inc.
The deferred tax asset and related valuation allowance recorded by the Company as a result of these domestic tax loss carryforwards is $13,524,000 as of December 31, 1998.

Foreign - The Company has unused foreign tax loss carryforwards of approximately $4,871,000 to offset future taxable income. Approximately $280,000 of these tax loss carryforwards expires by 2002. The remainder may be carried forward indefinitely. The deferred tax asset and related valuation allowance recorded by the Company as a result of these foreign tax loss carryforwards is $1,469,000.

The Company has reduced the deferred tax assets resulting from its domestic and foreign tax loss carryforwards by a valuation allowance as it has determined that it is more likely than not that the deferred tax assets will not be realized. The change in the valuation allowances from December 31, 1997 to December 31, 1998 for the domestic and foreign components was an increase of $1,574,000 and an increase of $1,045,000, respectively.
 .
7. CONTINGENCIES

Litigation - From time to time, the Company is engaged in ordinary routine litigation incidental to its operations. The Company, after considering the advice of legal counsel, believes that any such litigation will not have a material adverse effect on its consolidated financial position.

8. STOCKHOLDERS' EQUITY

Stock Option Plan - The Board of Directors of the Company (the "Board") adopted the 1990 Stock Option Plan effective December 15, 1990. Effective December 23, 1994, the 1990 Stock Option Plan was amended and restated
(the "Plan"). The Plan reserved 270,000 shares of common stock for issuance thereunder. Under the Plan, the Company may grant incentive stock options, nonqualified stock options, and stock appreciation rights. The purpose of the Plan is to further the best interests of the Company and its subsidiaries by encouraging employees and consultants of the Company and its subsidiaries to continue association with the Company. The employees eligible to participate in the Plan as recipients of stock options or stock appreciation rights are such officers and employees of the Company and such other key employees of the Company and its subsidiaries, as the Board shall from time to time determine, subject to the limitations of the Plan.

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

As of December 31, 1998, 250,000 stock options were outstanding of which 250,000 were exercisable. No stock options were granted, exercised, forfeited or expired for the last three years. The exercise price of the stock options range from $.45 - $1.55 per option.


9. OPERATING SEGMENT INFORMATION- ( IN THOUSANDS)

The Company operated in one business segment and all of its sales are consumer electronic products. The Company's customers are principally in the United States and Canada. Borrowings are principally in the United States.


1998                        United
                            States       Canada     Other      Total

Net Assets                $  3,302    $   1,508   $  212      $5,022
Sales, net                   7,625        6,596       -       14,221
Gross Margin                 1,399          659       -        2,058
Net income(loss)            (1,148)        (325)              (1,473)

1997

Net Assets                $  5,836    $   1,650   $  454      $7,940
Sales, net                  10,728        6,024        9      16,761
Gross Margin                 3,080        1,235       16       4,331
Net income(loss)              (805)         221        8        (576)

1996

Net Assets                $  5,582    $     506   $1,717      $7,805
Sales, net                  11,213        4,643       58      15,964
Gross Margin                 2,820        1,294       71       4,185
Net income(loss)              (842)         401       31        (410)



10. RELATED PARTY BALANCES

    Amounts due to the principal stockholder bear interest at the 10.25% and are due on demand. Also included in other current liabilities at December 31, 1998 and 1997 are $45,000 and $70,000,respectively due to the Company's current President. Total interest expense incurred due to related party payables for the years ended December 31, 1998, 1997 and 1996 approximated $83,000, $98,000 and $115,000, respectively.

   * * * * * *


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Cosmo Communications Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Cosmo Communications Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Miami, Florida
April  9,1999







           EXHIBIT  10.4

March 29, 1999


Mr. Amancio V. Suarez, Chairman
Cosmo Communications Corporation
16501 N.W. 16 Court
Miami, Florida 33169

Dear Mr. Suarez:

Please be advised that Congress Financial Corporation ( Florida) hereby waives the $1,000,000 net worth requirement specified in Section 6.19 of the Accounts Financing Agreement between us dated October 30, 1989 through December 31, 1999. We have not waived any other events of default whether with respect to this item or any other items with respect to the period ending December 31, 1999 or any other period.

Very truly yours,

Congress Financial Corporation (Florida)

/s/ Ramon Lebron

Ramon Lebron
Vice President

                                     31