Form 10-Q
period 1999-03-31
COSMO COMMUNICATIONS CORP
filed 1999-10-12
CIK 718096

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended   March 31, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number         0-11968


                       COSMO COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


                  FLORIDA                              59-2268005
      -------------------------------           ---------------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)


                  16501 N.W. 16th Court, Miami, Florida  33169
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

      Registrant's telephone number including area code: (305) 621-4227

                                 Not applicable
--------------------------------------------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) and has been subject to such filing requirements for the past 90 days.

Yes [X]      No [ ]

2,642,000 shares of the issuer's Common Stock were outstanding as of the latest practicable date March 31, 1999.

                                 INDEX

Registrant's Representations.............................................   3

Condensed Consolidated Financial Statements:

      Condensed Consolidated Balance Sheets
      March 31, 1999 and December 31, 1998...............................  4-5

      Condensed Consolidated Statements of Operations
      for the three months ended March 31, 1999 and 1998.................   6

      Condensed Consolidated Statements of Cash Flows for
      the three months ended March 31, 1999..............................   7

      Notes to Condensed Consolidated
      Financial Statements...............................................   8

Management's Discussion and Analysis of
Financial Condition and Results of Operations............................  9-11

Signature................................................................   12

                     PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

The registrant represents that the Condensed Consolidated Financial Statements furnished herein have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years and that such Condensed Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Cosmo Communications Corporation and its subsidiaries (the "Company"), as of March 31, 1999 and the results of its operations and its cash flows for the three months then ended.

               COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                 ASSETS


                                                      (Unaudited)
                                                        March 31,      December 31,
                                                          1999             1998
                                                      -----------      -----------
CURRENT ASSETS
  Cash and cash equivalents                           $    95,000      $   137,000

Receivables-
  Trade, less allowance for doubtful accounts
     of $108,000 at March 31, 1999 and $98,000 at
     December 31, 1998                                  1,133,000        1,268,000

Inventories                                             1,807,000        1,848,000

Other                                                     110,000          317,000
                                                      -----------      -----------

  Total current assets                                  3,145,000        3,570,000
                                                      -----------      -----------


PROPERTY AND EQUIPMENT, at cost                         3,437,000        3,433,000

  Less - Accumulated depreciation                      (2,219,000)      (2,189,000)
                                                      -----------      -----------


PROPERTY AND EQUIPMENT, net                             1,218,000        1,244,000

OTHER ASSETS                                              192,000          208,000
                                                      -----------      -----------


TOTAL                                                 $ 4,555,000      $ 5,022,000
                                                      ===========      ===========




            See notes to condensed consolidated financial statements.

                 COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       LIABILITIES AND STOCKHOLDERS' EQUITY



                                                           (Unaudited)
                                                             March 31,        December 31,
                                                               1999              1998
                                                           ------------      ------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                    $  1,138,000      $  1,244,000
  Credit facilities                                           3,391,000         3,708,000
  Due to principal stockholder                                  558,000           592,000
  Other                                                         397,000           121,000
                                                           ------------      ------------

    Total current liabilities                                 5,484,000         5,665,000

LONG-TERM DEBT                                                1,247,000         1,247,000
                                                           ------------      ------------

  Total liabilities                                           6,731,000         6,912,000
                                                           ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Convertible cumulative preferred stock,
  $.01 par value; 30,000 shares authorized, none issued

Preferred stock, $.01 par value; 9,970,000 shares authorized, none issued

Common stock, $.05 par value, 4,000,000 shares
  authorized, 2,642,000 shares issued and
  outstanding at March 31, 1999 and December 31, 1998           133,000           133,000

Additional paid-in capital                                   25,410,000        25,410,000

Accumulated deficit                                         (26,088,000)      (25,802,000)

Cumulative translation adjustment                            (1,631,000)       (1,631,000)
                                                           ------------      ------------

TOTAL STOCKHOLDERS' EQUITY                                   (2,176,000)       (1,890,000)
                                                           ------------      ------------


TOTAL                                                      $  4,555,000      $  5,022,000
                                                           ============      ============




            See notes to condensed consolidated financial statements.

                   COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (Unaudited)

                                          March 31,        March 31,
                                            1999             1998
                                        -----------      -----------
SALES                                   $   928,000      $ 3,109,000

COST OF SALES                               733,000        2,543,000
                                        -----------      -----------

Gross Margin                                195,000          566,000
                                        -----------      -----------


SELLING EXPENSES                            233,000          408,000

GENERAL AND ADMINISTRATIVE EXPENSES         169,000          292,000
                                        -----------      -----------
  Income/(loss) from operations            (207,000)        (134,000)

OTHER INCOME/(EXPENSE):

  Interest expense                         (139,000)        (202,000)

  Other, net                                 60,000            2,000
                                        -----------      -----------

Total other expense, net                    (79,000)        (200,000)
                                        -----------      -----------

  Net income/(loss)                     $  (286,000)     $  (334,000)
                                        -----------      -----------


INCOME / (LOSS) PER SHARE                      (.11)            (.13)
                                        -----------      -----------

SHARES OUTSTANDING (AVERAGE):             2,642,000        2,642,000



             See notes to condensed consolidated financial statements.

                COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS

                 For the three Months Ended March 31, 1999 and 1998

                                                     (Unaudited)
                                                         1999            1998
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                      $(286,000)     $(334,000)
Adjustments to reconcile net income to net
cash used by operating activities:
  Depreciation & Amortization                             47,000         49,000
 (Increase) Decrease in accounts receivable, net         135,000        312,000
 (Increase) Decrease in inventories,
  prepaid expenses and other assets                      247,000        364,000
 (Decrease) Increase in accounts payable,
    accrued expenses and other current
    liabilities                                          170,000         44,000
 Translation adjustment                                                 114,000
                                                       ---------      ---------
        Net cash used by operating activities            313,000        549,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property & equipment                         (4,000)        (2,000)
                                                       ---------      ---------

        Net cash used by investing activities             (4,000)        (2,000)
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in credit facilities and
  long-term debt repayments                             (317,000)      (529,000)
Net increase(decrease) in due to principal
  stockholders                                           (34,000)       (20,000)

        Net cash provided (used) by financing
          activities                                    (351,000)      (549,000)
                                                       ---------      ---------

        Increase in cash and cash equivalents            (42,000)        (2,000)

Cash and cash equivalents at the beginning of
  the period                                             137,000         85,000
                                                       ---------      ---------

Cash and cash equivalents at the end of the
  period                                               $  95,000      $  83,000
                                                       =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest               $ 139,000      $ 202,000
                                                       =========      =========




            See notes to condensed consolidated financial statements.

                    COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MARCH 31, 1999 and 1998

                                      (Unaudited)

1.  SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies followed by quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's report on Form 10K for the fiscal year ended December 31, 1998.

2.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory at March 31, 1999 and December 31, 1998 consisted primarily of finished goods.

3.  INCOME/(LOSS)PER SHARE:

Income (loss) per common share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding for each period. As of March 31, 1999 and December 31, 1998, common equivalent shares include the dilutive effect of stock options using the treasury stock method.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital has a deficit of approximately 2,339,000 at March 31, 1999, an increase of approximately $244,000 from December 31, 1998. The ratio of current assets to current liabilities at March 31, 1999 was .57 to 1, as compared to .63 to 1 at December 31, 1998. The Company has met its working capital requirements for the three months ended March 31, 1999 primarily from internally generated funds and the use of cash and cash equivalents.

The Company utilizes a revolving credit facility with Congress Financial Corporation ("Congress") providing for borrowings up to $7,500,000 which expires on December 31, 1999. Maximum borrowings are tied by formula to eligible accounts receivable and inventories. Interest is charged on outstanding borrowings at prime plus 2.5%. This credit facility is secured by all the accounts receivable and inventories of the Company. As of March 31, 1999 and December 31, 1998, borrowings outstanding under this credit facility amounted to approximately $ 1,585,000 and $1,948,000, respectively, and are classified as current liabilties.

This credit facility with Congress contains certain restrictive covenants. The minimum net worth requirements were not met by the Company as of March 31, 1999 and December 31, 1998. However, the lender has waived the minimum net worth requirements through December 31, 1999. Management anticipates that this credit facility may be renegotiated or extended during 1999.

The Company has another credit facility from a financial institution in the amount of $750,000 which is due on demand. Interest is charged on outstanding borrowings at prime plus 1%. The company commenced borrowings under this line in 1997. As of March 31, 1999 borrowings outstanding under this credit facility amounted to $750,000. In addition to this credit facility the Company borrowed from the same institution $1,520,000 that was used primarily to pay off the second mortgage on the land and building to Congress Financial and to pay off the loan on the first mortgage to First Union. The balance of the note on March 31, 1999 was $1,304,000.

The company has another credit line from a financial institution in the amount of $800,000 due on demand. Interest is charged on outstanding borrowings at prime plus 2%. As of March 31, 1999 borrowings under this line of credit amounted to $799,000. This line of credit facility is secured by a subsidiary's accounts receivable and inventory.

The Company, during 1992, obtained an additional credit facility from a financial institution in the amount of $1,200,000. This facility was collateralized by $300,000 in interest-bearing deposits and interest is charged on outstanding borrowing at prime plus 2.5%, which funds were used to pay down the loan during l996. At March 31, 1999 and December 31, 1998 borrowings under this line amounted to $200,000 and $212,00 respectively.

Management believes that through existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing at his discretion, the Company will be able to meet its working capital requirements during 1999.

FINANCIAL AND MANAGEMENT PLANS

The Company's stockholders' equity show a deficit on March 31, 1999 and December 31, 1998 for $2,176,000 and $1,890,000 respectively. During first quarter of 1999, management continued to implement its plan to reduce the Company's losses. In the first quarter of 1999 the Company continued selling the new line of TVs and Audio equipment under the name of "Memorex" in the canadian market, which they started last year. It is anticipated that the addition of this new line of products will provide an improvement in the profitability of the Company. However, the Company's ability to successfully implement its plan to reduce losses is dependent upon a number of factors beyond its control. Theses factors include the overall retail climate and competition, the success of new products and sales efforts, and fluctuation in the supply and costs of products sold. There can be no assurance that the Company's sales, gross margins operating results or financial condition will improve during 1999.

RESULTS OF OPERATIONS

SALES

Sales for the first quarter of 1999 decreased by approximately $2,181,000 or 70% compared to the corresponding period in 1998. Sales decreased mainly due to the discontinuation of sales to

Walmart and other major customers in the United States as a result of higher level of competition in the market of clocks and digital radios.

COST OF SALES AND GROSS MARGIN

Gross margin as percentage of sales was approximately 21.0% in the first quarter of 1999 as compared to approximately 18.2% for the same period in 1998. This increase is attributed mainly to a distorsion produced as a result of a higher volume of cellular phones sold this period last year as compared to this year. This product has only a gross margin between 2% and 3%.

SELLING, GENERAL AND ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses for the first quarter of 1999 decreased by $298,000 as compared to the corresponding period in 1998. This decrease has been the continuation in the effort of the Company in reducing the cost of the its operation.

INTEREST EXPENSE  AND OTHER COSTS

Interest expense and other costs decreased by $121,000 during the three months ended March 31, 1999 compared to the corresponding period in 1998. This decrease is primarily attributed to an overall reduction in interest expense resulting from a decrease in average borrowings during the first quarter of 1999 compared to the same period in 1998 in the amount of $63,000 and an increase of $58,000 in other income as a result of commissions earned in sales of tv and vcr.

NET LOSS AND INCOME

The Company incurred a net loss of approximately $286,000 for the quarter ending March 31, 1999 compared to net loss of $334,000 for the same period in 1998. This reduction in the loss can primarily be attributed to the explanation given in the above paragraph

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned - thereunto duly authorized.

COSMO COMMUNICATIONS CORPORATION

Date: May 12, 1999


   /s/ Amancio V. Suarez
   -----------------------
   Amancio V. Suarez
   Chairman of the Board
   Chief Financial Officer