Form 10-Q
period 1999-06-30
COSMO COMMUNICATIONS CORP
filed 1999-10-13
CIK 718096

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number         0-11968


                        COSMO COMMUNICATIONS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    FLORIDA                              59-2268005
        ------------------------------               -------------------
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)


                  16501 N.W. 16th Court, Miami, Florida  33169
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

Yes [X]      No [ ]

2,642,000 shares of the issuer's Common Stock were outstanding as of the latest practicable date June 30,1999

                                      INDEX


Registrant's Representations..........................................   3

Condensed Consolidated Financial Statements:

    Condensed Consolidated Balance Sheets
    June 30, 1999 and December 31, 1998...............................  4-5

    Condensed Consolidated Statements of  Operations
    for the three months ended June 30,1999 and 1998..................   6

    Condensed  Consolidated Statements of Operations for the six
    months ended June 30, 1999 and 1998...............................   7

    Condensed Consolidated Statements of Cash Flows for
    the six months ended June 30, 1999 and 1998.......................   8

    Notes to Condensed Consolidated
    Financial Statements..............................................   9

Management's Discussion and Analysis of
Financial Condition and Results of Operations......................... 10-12

Signature.............................................................  13

                    PART I - FINANCIAL INFORMATION


Item I.  Financial Statements

The registrant represents that the Condensed Consolidated Financial Statement furnished herein have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years and that such Condensed Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Cosmo Communications Corporation and its subsidiaries (the "Company"), as of June 30, 1999 and the results of its operations and its cash flows for the six months then ended.

                COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                              (Unaudited)
                                                 June 30,        December 31,
                                                  1999              1998
                                               -----------      -----------
CURRENT ASSETS
  Cash and cash equivalents                    $   125,000      $   137,000

Receivables-
  Trade, less allowance for doubtful
     accounts of $ 97,000 at June 30, 1999
     and $134,000 at December 31, 1998           1,438,000        1,268,000

Inventories                                      2,480,000        1,848,000

Other                                               97,000          317,000

                                               -----------      -----------
Total current assets                             4,140,000        3,570,000
                                               -----------      -----------

PROPERTY AND EQUIPMENT, at cost                  3,449,000        3,433,000

  Less - Accumulated depreciation               (2,265,000)      (2,189,000)
                                               -----------      -----------

PROPERTY AND EQUIPMENT, net                      1,184,000        1,244,000

OTHER ASSETS                                       294,000          208,000
                                               -----------      -----------
TOTAL                                          $ 5,618,000      $ 5,022,000
                                               ===========      ===========



            See notes to condensed consolidated financial statements.

                COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       (Unaudited)
                                                          June 30,        December 31,
                                                           1999              1998
                                                       ------------      ------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                $  1,452,000      $  1,244,000
  Credit facilities                                       3,498,000         3,708,000
  Due to principal stockholder                              872,000           592,000
  Other                                                     710,000           121,000
                                                       ------------      ------------
Total current liabilities                                 6,532,000         5,665,000

LONG-TERM DEBT                                            1,247,000         1,247,000

                                                       ------------      ------------
  Total liabilities                                       7,779,000         6,912,000
                                                       ------------      ------------

COMMITMENTS AND CONTINGENCIESSTOCKHOLDERS' EQUITY:
Convertible cumulative preferred stock,
  $.01 par value; 30,000 shares authorized,
   none issued.
Preferred stock, $.01 par value; 9,970,000 shares
  authorized, none issued.
Common stock, $.05 par value,
  4,000,000 shares authorized,
  2,642,000 and 2,642,000 shares issued and
  outstanding at June 30, 1999
  and December 31, 1998, respectively.                      133,000           133,000

Additional paid-in capital                               25,410,000        25,410,000
Accumulated deficit                                     (26,073,000)      (25,802,000)
Cumulative translation adjustment                        (1,631,000)       (1,631,000)
                                                       ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                               (2,161,000        (1,890,000)
                                                       ------------      ------------
TOTAL                                                  $  5,618,000      $  5,022,000
                                                       ============      ============



                See notes to condensed consolidated financial statements.

               COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998


                                  (Unaudited)

                                           June 30,         June 30,
                                             1999             1998
                                        -----------      -----------
SALES                                   $ 1,856,000      $ 3,649,000

COST OF SALES                             1,510,000        2,865,000
                                        -----------      -----------
Gross Margin                                346,000          784,000
                                        -----------      -----------
SELLING EXPENSES                            271,000          358,000

GENERAL AND ADMINISTRATIVE EXPENSES         198,000          175,000
                                        -----------      -----------
Income/(loss) from operations              (123,000)         251,000
                                        -----------      -----------

OTHER INCOME/(EXPENSE):

  Interest expense                         (123,000)        (174,000)

  Interest income                            20,000            2,000

  Other, net
                                        -----------      -----------
Total other expense, net                   (103,000)        (172,000)

                                        -----------      -----------
    Net income/(loss)                   $  (226,000)          79,000
                                        -----------      -----------

INCOME/(LOSS) PER SHARE                       (0.09)            0.03
                                        -----------      -----------

SHARES OUTSTANDING (AVERAGE)              2,642,000        2,642,000



               See notes to condensed consolidated financial statements.

                COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                   (Unaudited)



                                          June 30,        June 30,
                                           1999             1998
                                        -----------      -----------
SALES                                   $ 2,784,000      $ 6,758,000

COST  OF SALES                            2,244,000        5,408,000
                                        -----------      -----------
Gross Margin                                540,000        1,350,000
                                        -----------      -----------


SELLING EXPENSES                            503,000          766,000

GENERAL AND ADMINISTRATIVE EXPENSES         367,000          467,000
                                        -----------      -----------
  Income/(Loss)  from operations           (330,000)         117,000
                                        -----------      -----------

OTHER INCOME/(EXPENSE):

  Interest expense                         (261,000)        (376,000)

  Interest income                            79,000            3,000

  Other, net                                                   1,000
                                        -----------      -----------
Total other expense, net                   (182,000)        (372,000)
                                        -----------      -----------
  Net income/(loss)                     $  (512,000)     $  (255,000)
                                        -----------      -----------
INCOME/(LOSS) PER SHARE                       (0.20)           (0.10)

OUTSTANDING (AVERAGE):                    2,642,000        2,642,000



            See notes to condensed consolidated financial statements.

                COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                                       (Unaudited)
                                                           1999             1998
                                                         ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                        $(512,000)     $  (255,000)
Retained Earnings-CSE/Nextel 5/31/99-                      242,000
Adjustments to reconcile net income to net
cash used by operating activities:
  Depreciation & Amortization                              109,000           97,000
  (Increase) Decrease in accounts
  receivable, net                                         (170,000)         556,000
  (Increase) Decrease in inventories,
 prepaid expenses and other assets                        (532,000)         500,000
 (Decrease) Increase in accounts payable,
    accrued expenses and other current
    liabilities                                            797,000          511,000
 Translation Adjustment                                                     (41,000)

Net cash provided (used) by operating
activities                                                 (66,000        1,368,000
                                                         ---------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment                          (16,000)          (5,000)
                                                         ---------      -----------
  Net cash used by investing activities                    (16,000)          (5,000)
                                                         ---------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in credit facilities
and long-term debt repayments                             (210,000)      (1,286,000)

Net increase in due to principal stockholder               280,000          (87,000)
                                                         ---------      -----------
Net cash provided (used) by financing
activities                                                (261,000)      (1,373,000)
                                                         ---------      -----------

(Decrease) Increase in cash and cash
equivalents                                                (12,000)         (10,000)

Cash and cash equivalents at the
beginning of the period                                    137,000           85,000
                                                         ---------      -----------

Cash and cash equivalents at the end
of the period                                            $ 125,000      $    75,000
                                                         =========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest                   123,000          376,000
                                                         =========      ===========




See notes to condensed consolidated financial statements.

                COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 and 1998

                                   (Unaudited)



1.  SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies followed by quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's report on Form 10K for the fiscal year ended December 31, 1998.

2.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory at June 30, 1999 and December 31, 1998 consisted primarily of finished goods.

3.  INCOME /(LOSS)PER SHARE:

Income (loss) per common share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding for each period. As of June 30, 1999 and December 31, 1998, common equivalent shares include the dilutive effect of stock options using the treasury stock method.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital has a deficit of approximately $2,392,000 at June 30, 1999, an increase of approximately $297,000 from December 31, 1998. The ratio of current assets to current liabilities at June 30, 1999 was .63 to 1, as compared to .63 to 1 at December 31, 1998. The Company has met its working capital requirements for the six months ended June 30, 1999 primarily from a combination of internally generated funds and the used of cash and cash equivalents.

The Company utilizes a revolving credit facility with Congress Financial Corporation ("Congress") providing for borrowings up to $7,500,000 which expires on December 31, 1999. Maximum borrowings are tied by formula to eligible accounts receivable and inventories. Interest is charged on outstanding borrowings at prime plus 2.5%. This credit facility is secured by all the accounts receivable and inventories of the Company. As of June 30, 1999 and December 31, 1998, borrowings outstanding under this credit facility amounted to approximately $ 1,469,,000 and $1,948,000, respectively, and are classified as current liabilities.

This credit facility with Congress contains certain restrictive covenants. The minimum net worth requirements were not met by the Company as of June 30, 1999 and December 31, 1998. However, the lender has waived the minimum net worth requirements through December 31, 1999. The Company may not meet this covenant during 1999. Management anticipates that this credit facility may be renegotiated or extended in 1999.

The Company has another credit facility from a financial institution in the amount of $750,000, which is due on demand. Interest is charged on outstanding borrowings at prime plus 1%. The company commenced borrowings under this line in 1997. As of June 30, 1999 and December 31,1998 borrowings outstanding under this credit facility were $750,000. In addition to this credit facility the Company borrowed from the same institution $1,520,000 that was used primarily to pay off the second mortgage on the land and building to Congress Financial and to payoff the loan on the first mortgage to First Union. The balance of the note on Juen 30,1999 was $1,284,000.

The Company has another credit line from a financial institution in the amount of $800,000 due on demand. Interest is charged on outstanding borrowings at prime plus 2%. As of June 301,999 borrowings under this line of credit amounted to $799,000. This line of credit facility is secured by a subsidiary's accounts receivable and inventory.

The Company, during 1992, obtained an additional credit facility from a financial institution in the amount of $1,200,000. This facility was collateralized by $300,000 in interest-bearing deposits and interest is charged on outstanding borrowings at prime plus 2.5%, which deposits were used to pay down the loan during l996. At June 30, 1999 and December 31, 1998 borrowings under this line amounted to $177,000 and $212,000 respectively.

Management believes that through existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing at his discretion, the Company will be able to meet its working capital requirements during 1999.

FINANCIAL AND MANAGEMENT PLANS

The Company's stockholders' equity at June 30, 1999 and December 31, 1998 was ($2,161,000) and ($1,890,000), respectively. During the second quarter of 1999, management continued to implement its plan to reduce the Company's losses. In the second quarter of 1999 the Company continued sales of the new line of TVs and Audio Equipment under the name of "Memorex" in the canadian market, which they started last year. It is anticipated that the addition of this new line of products will provide an improvement in the profitability of the Company . However, the company's ability to successfully implement its plan to reduce losses is dependent upon a number of factors beyond its control. These factors include the overall retail climate and competition, the success of new products and sales efforts, and fluctuation in the supply and costs of products sold. There can be no assurance that the Company's sales or financial condition will improve during fiscal year 1999.

In May 21,1999 the Company entered into a stock purchase agreement with Communication Systems Engineering Inc. ("CSE") and CSE Technologies Inc. F/K/A CSE-Nextel, Inc. ("CSE Technologies"). The Company acquired 60% of the total shares outstanding (1,000 shares of Common Stocks). These companies sale telecommunications equipment to South and Central America. They also design and engineer telecommunication and telephone systems. The Company believe that this new business will provide a substantial income, which eventually will help to improve the profitability of the Company.

RESULTS OF OPERATIONS

SALES

Sales for the second quarter of 1999 decreased by approximately $1,793,000 or 49% compared to the corresponding period in 1998. Sales for the six months ended June 30, 1999 decreased by approximately $3,974,000 or 59% as compared to the corresponding period in 1998. Sales decreased mainly due to the discontinuation of sales to Walmart and other major customers in the United States as a result of higher level of competition in the market of clocks and digital radios.

COST OF SALES AND GROSS MARGIN

Gross margin as a percentage of sales was approximately 18.6% in the second quarter of 1999 as compared to approximately 21.4% for the same period in 1998.Gross margin as a percentage of sales approximated 19.4% for the six months ended June 30,1999 as compared to 20.01% for the corresponding period in 1998. The major factor in this decrease was a loss sustained in a sale originated in May 1999 for approximately $95,000.00 as a result of the Company policy to liquidate its inventory in the United States.

SELLING,  GENERAL AND ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses for the second quarter of 1999 decreased by $64,000 as compared to the corresponding period in 1998. Selling, general and administrative expenses during the six months ended June 30, 1999 decreased by $363,000 as compared to the corresponding period in 1998. This decrease has been the result of the effort of the Company in reducing the cost of the its operation.

INTEREST EXPENSE  AND OTHER COSTS

Interest expense and other costs decreased by approximately $69,000 during the second quarter of 1999 compared to the corresponding period in 1998. Interest expense and other costs also decreased by approximately $190,000 during the six months ended June 30, 1999 as compared to the corresponding period in 1998. This decrease is primarily attributed to an overall reduction in interest expense resulting from a decrease in the average borrowings during the first and second quarter of 1999 as compared the same period in 1998 in the amount of $115,000 and an increase of $75,000 in Other Income as a result of commissions earned in the sales of TV and VCR during this year.

NET LOSS AND INCOME

The Company had a loss of approximately $226,000 for the second quarter ending June 30, 1999 compared to net income of $ 79,000 for the same period in 1998. During the six months ended June 30, 1999,the company had a loss of approximately 512,000 as compared to a loss of 255,000 for the same period in 1998 The increase in the loss can be attributed mainly to the reduction of sales in the United States as explained in the "Sales" paragraph.

SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned - thereunto duly authorized.



COSMO COMMUNICATIONS CORPORATION



Date:  August 12,1999




       /s/ Amancio V. Suarez
       -----------------------
       Amancio V. Suarez
       Chairman of the Board
       Chief Financial Officer