Form 10-Q
period 1999-09-30
COSMO COMMUNICATIONS CORP
filed 1999-11-15
CIK 718096

UNITED STATES SECURITIES AND EXCHANGE
                           COMMISSION
                    WASHINGTON, D.C. 20549

                            FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999


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

2,642,000 shares of the issuer's Common Stock were outstanding as of the latest practicable date September 30, 1999.







                                  INDEX


Registrant's Representations.........................................3

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets
September 30, 1999 and December 31, 1998.............................4-5

Condensed Consolidated Statements of  Operations
for the three months ended September 30,
1999 and 1998........................................................6

Condensed  Consolidated Statements of Operations for the nine months ended September 30, 1999 and 1998............................ 7

Condensed Consolidated Statements of Cash Flows for
the nine months ended September 30, 1999 and 1998....................8

Notes to Condensed Consolidated
Financial Statements.................................................9


Management's Discussion and Analysis of
 Financial Condition and Results of Operations.......................10-12

Signature............................................................13





                  PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

The registrant represents that the Condensed Consolidated Financial Statements furnished herein have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years and that such Condensed Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Cosmo Communications Corporation and its subsidiaries (the "Company"), as of September 30, 1999 and the results of its operations and its cash flows for the nine months then ended.





























                   COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                         (Unaudited)


                                        September  30,          December 31
                                            1999                   1998


CURRENT ASSETS
  Cash and cash equivalents          $      85,000           $      137,000

Receivables-
 Trade, less allowance for doubtful
 accounts of $ 101,000 at September 30,
1999 and $ 134,000 at December 31,1998   2,208,000                1,268,000

Inventories                              1,898,000                1,848,000

Other                                       35,000                  317,000

  Total current assets                   4,226,000                3,570,000

PROPERTY AND EQUIPMENT, at cost          3,449,000                3,433,000

  Less - Accumulated depreciation       (2,296,000)              (2,189,000)

PROPERTY AND EQUIPMENT, net              1,153,000                1,244,000

OTHER ASSETS                               159,000                  208,000

TOTAL                                $   5,538,000              $ 5,022,000


See notes to condensed consolidated financial statements.



                   COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                          (Unaudited)

                                         September 30,          December 31,
                                             1999                  1998
CURRENT LIABILITIES
  Accounts payable and accrued expenses$   1,597,000            $  1,244,000
  Credit facilities                        3,327,000               3,708,000
  Due to principal stockholder               650,000                 592,000
Other                                        710,000                 121,000

    Total current liabilities              6,284,000               5,665,000

LONG-TERM DEBT                             1,247,000               1,247,000

  Total liabilities                        7,531,000               6,912,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Convertible cumulative preferred stock,
  $.01 par value; 30,000 shares authorized,
   none issued.
Preferred stock, $.01 par value; 9,970,000
  shares authorized, none issued.
Common stock, $.05 par value,
  4,000,000 shares authorized,
  2,642,000 and 2,642,000 shares issued and
  outstanding at September 30, 1999
  and December 31, 1998, respectively.       133,000                133,000

Additional paid-in capital                25,410,000             25,410,000

Accumulated deficit                      (25,905,000)           (25,802,000)

Cumulative translation adjustment         (1,631,000)            (1,631,000)

TOTAL STOCKHOLDERS' EQUITY                (1,993,000)           ( 1,890,000)

TOTAL                                 $    5,538,000         $    5,022,000

               See notes to condensed consolidated financial statements.




                   COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)

                                         September,30           September 30,
                                             1999                      1998


SALES                                    $  3,621,000         $   5,111,000

COST OF SALES                               3,155,000             4,010,000

Gross Margin                                  466,000             1,101,000

SELLING EXPENSES                              116,000               500,000

GENERAL AND ADMINISTRATIVE EXPENSES            98,000               245,000

  Income / (loss) from operations             252,000               356,000

OTHER INCOME / (EXPENSE):

  Interest expense                           (121,000)             (172,000)

  Interest income
   Other, net                                  37,000               112,000
Total other expense, net                      (84,000)              (60,000)

    Net income / (loss)           $           168,000       $       296,000

INCOME / (LOSS) PER SHARE                        0.06                  0.11

SHARES OUTSTANDING (AVERAGE)                2,642,000             2,642,000

               See notes to condensed consolidated financial statements.





                   COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                            (Unaudited)

                                         September 30,          September 30,
                                           1999                       1998


SALES                                   $   6,405,000          $ 11,869,000

COST  OF SALES                              5,398,000             9,418,000


Gross  Margin                               1,007,000             2,451,000


SELLING EXPENSES                              621,000             1,266,000

GENERAL AND ADMINISTRATIVE EXPENSES           465,000               713,000


Income (Loss)  from  operations               (79,000)              472,000

Interest expense                             (382,000)             (545,000)

 Interest income
 Other, net                                   116,000               114,000

Total   other expense, net                   (266,000)             (431,000)

  Net income / (loss)                  $     (345,000)      $        41,000

INCOME / (LOSS) PER SHARE                       (0.13)                 0.02

SHARES OUTSTANDING (AVERAGE)                2,642,000             2,642,000
                See notes to condensed consolidated financial statements.




                 COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                     CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                 (UNAUDITED)
                                               1999                   1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                           $ (345,000)         $    41,000
Retained Earnings-CSE/Nextel 5/31/99           242,000
Adjustments to reconcile net income to net
cash used by operating activities:
  Depreciation & Amortization                  156,000              139,000
  (Increase) Decrease in accounts receivable  (940,000)              26,000
  (Increase) Decrease in inventories, prepaid
  expenses and other assets                    232,000              102,000
  Increase (Decrease) in accounts payable,
    accrued expenses and other current
    liabilities                                942,000              947,000
 Translation Adjustment                                             (92,000)

     Net cash provided (used) by operating
     activities                                287,000            1,163,000


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property & equipment              (16,000)              (4,000)
Disposal Property Equipment                          0                    0
        Net cash used by investing activities  (16,000)              (4,000)


CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in credit facilities
and long-term debt repayments                (381,000)             (634,000)
Net increase in due to principal stockholder   58,000              (276,000)
Net cash provided (used) by financing
activities                                  ( 910,000)             (910,000)

Decrease in cash and cash equivalents         (52,000)              249,000

Cash and cash equivalents at the beginning
of the period                                 137,000                85,000

Cash and cash equivalents at the end of
the period                                   $ 85,000             $ 334,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

Cash paid during the period for interest    $ 382,000            $  545,000


                See notes to condensed consolidated financial statements.




                  COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 1999 and 1998

                                    (Unaudited)


1.  SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies followed by quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's report on Form 10K for the fiscal year ended December 31, 1998

2.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory at September 30, 1999 and December 31, 1998 consisted primarily of finished goods.

3.  INCOME /(LOSS)PER SHARE:

Income (loss) per common share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding for each period. As of September 30, 1999 and December 31, 1998, common equivalent shares include the dilutive effect of stock options using the treasury stock method.
















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

Working capital has a deficit of approximately $2,058,000 at September 30, 1999, a reduction in the deficit of approximately $ 37,000 from December 31, 1998. The ratio of current assets to current liabilities at September 30, 1999 was .67 to 1, as compared to .63 to 1 at December 31, 1998. The Company has met its working capital requirements for the nine months ended September 30, 1999 primarily from a combination of internally generated funds and the used of cash and cash equivalents.

The Company utilizes a revolving credit facility with Congress Financial Corporation ("Congress") providing for borrowings up to $7,500,000 which expires on December 31, 1999. Maximum borrowings are tied by formula to eligible accounts receivable and inventories. Interest is charged on outstanding borrowings at prime plus 2.5%. This credit facility is secured by all assets of the Company. As of September 30, 1999 and December 31, 1998 borrowings outstanding under this credit facility amounted to approximately
$ 1,462,000 and $1,948,000, respectively, and are classified as current liabilities.

This credit facility with Congress contains certain restrictive covenants. The minimum net worth requirements were not met by the Company as of September 30,1999 and December 31,1998. However, the lender has waived the minimum net worth requirements through December 31, 1999. The Company may not meet this covenant during 1999. Management anticipates that this credit facility may be renegotiated or extended in 1999.

The Company has another credit facility from a financial institution in the amount of $750,000, which is due on demand. Interest is charged on outstanding borrowings at prime rate plus 1%. The Company commenced borrowings under this line in 1997. As of September 30,1999 and December 31,1998 borrowings outstanding under this credit facility were $750,000. In addition to this credit facility the Company borrowed from the same institution $1,520,000 that was used primarily to pay off the second mortgage on the land and building to Congress Financial and to pay off the loan on the first mortgage to First Union. The balance on the note on September 30,1999 was $1,272,000.

The Company has another credit line from a financial institution in the amount of $800,000 due on demand. Interest is charged on outstanding borrowings at prime plus 2%. As of September 30,1999 borrowings under this line of credit amounted to $799,000. This line of credit facility is secured by a subsidiary's accounts receivable and inventory.

The Company, during 1992, obtained an additional credit facility from a financial institution in the amount of $1,200,000. This facility was collateralized by $300,000 in interest-bearing deposits and interest is charged on outstanding borrowings at prime rate plus 2.5%, which deposits were used to pay down the loan during 1996. At September 30,1999 and December 31,1998 borrowings under this line amounted to $129,000 and $212,000 respectively.

Management believes that through existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing at his discretion, the Company will be able to meet its working capital requirements during 1999.

FINANCIAL AND MANAGEMENT PLANS

The Company's stockholders' equity at September 30, 1999 and December 31, 1998 show a deficit of $$1,993,000 and $1,890,000, respectively. During the third quarter of 1999, management continued the intensification in the sales of the new line of Audio Equipment under the name of "Memorex", which started in the second quarter of 1998. However, the company's ability to successfully implement its plan to reduce losses is dependent upon a number of factors beyond its control. These factors include the overall retail climate and competition, the success of new products and sales efforts,and fluctuation in the supply and costs of products sold. There can be no assurance that the Company's sales or financial condition will improve during fiscal year 1999.

In May 21, 1999 the Company entered into a stock purchase agreement with Communication Systems Engineering Inc. (CSE) and CSE Technologies Inc. F/K/A CSE-Nextel Inc. (CSE Technologies). The company acquired 60% of the total shares outstanding (1,000 shares of Common Stocks) These companies sale telecommunications equipment to South and Central America. They also design and engineer telecommunication and telephone systems. The Company believe that this new business will provide a substantial income which eventually will help to improve the profitability of the Company.


RESULTS OF OPERATIONS

SALES

Sales for the third quarter of 1999 decreased by approximately $1,490,000 or 30% compared to the corresponding period in 1998. Sales for the nine months ended September 30, 1999 decreased by approximately $5,464,000 or 46% as compared to the corresponding period in 1998. Sales decreased mainly due to the discontinuation of sales to Walmart and other major customers in the United States as a result of higher level of competition in the market of clocks and digital radios .

COST OF SALES AND GROSS MARGIN

Gross margin as a percentage of sales was approximately 12.9% in the third quarter of 1999 as compared to approximately 21.5% for the same period in 1998. Gross margin as a percentage of sales approximated 15.8% for the nine months ended September 30,1999 as compared to 20.6% for the corresponding period in 1998. The major factor in this decrease was the losses sustained in sales originated in the third quarter as a result of the Company policy to liquidate its inventory in the United States.

SELLING,  GENERAL AND ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses for the third quarter of 1999 decreased by $531,000 as compared to the corresponding period in 1998. Selling, general and administrative expenses during the nine months ended September 30, 1999 decreased by $893,000 as compared to the corresponding period in 1998. This significant decrease on these expenses have been the continue effort of the Company in reducing the cost of its operation.

INTEREST EXPENSE  AND OTHER COSTS

Interest expense and other costs increased by approximately $24,000 during the third quarter of 1999 compared to the corresponding period in 1998. Interest expense and other costs decreased by approximately $165,000 during the nine months ended September 30, 1999 as compared to the corresponding period in 1998. This decreased in the nine months [period is primarily attributed to an overall reduction in interest expense resulting from a decrease in the average borrowings during the year.

NET LOSS AND INCOME

The Company had a net income of approximately $168,000 for the third quarter ending September 30, 1999 compared to net income of $ 296,000 for the same period in 1998, During the nine months ended September 30, 1999, the Company had a net loss of approximately $345,000 as compared to net income of $41,000 during the corresponding period in 1998. Even though that there was a favorable adjustment of $256,00 as a result of a double entry in the 5% accrual of royalty paid to Memorex in audio equipment for the whole year , the net income in the third quarter suffered a reduction of $128,000 as compared to the same period in 1998.The increase in the loss can be attributed mainly to the reduction of salesin the United States as explained in the "Sales" paragraph.








SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned - thereunto duly authorized.

COSMO COMMUNICATIONS CORPORATION


Date: November 12, 1999



         /s/ Amancio V. Suarez
	Amancio V. Suarez
	Chairman of the Board
        Chief Financial Officer





























??







3