Form 10-K
period 1999-12-31
COSMO COMMUNICATIONS CORP
filed 2000-04-17
CIK 718096

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                            FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

    EXCHANGE ACT OF 1934 (FEE REQUIRED)


    For the fiscal year ended December 31, 1999


                                  OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


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

As of March 22, 2000, the market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $ 370,800 based on the closing bid price of $ 0.30 for the Common Stock as reported on the OTC Bulletin Board on such date.


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



Financial and Management's Plans

The Company has been experiencing a continuation of a difficult retail climate and strong competition in recent years. During the last five years, several large retailers in the United States continued their corporate policies to reduce their inventory levels. Although not successful during the last four fiscal years. Management has continued its efforts to return the Company to profitability. Management's plans include a restructuring of the Company's sales department and the introduction of new products. The Company has also pursued new product categories through increased sourcing activities in the Far East. It is anticipated that the introduction of new product categories will assist the Company in capturing new markets within the retail arena. The Company introduced in 1998 a new line of audio equipment ,TV and VCR under the brand of "Memorex".

In May 21,1999 the Company entered into a stock purchase agreement with Communications Systems Engineering Inc. ("CSE") and CSE Technologies Inc F/K/A CSE-Nextel Inc (CSE Technologies). The Company acquired 60% of the total shares outstanding (1,000 shares of Common Stocks). These companies sale telecommunications equipment to South and Central America. They also design and engineer telecommunication and telephone systems. The Company believes that this new business will provide a substantial income, which eventually will help to improve the profitability of the Company.

Management believes that through its existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing, the Company will be able to meet its working capital requirements during 2000. The Company's ability to successfully implement its plans to eliminate its losses and return to profitability is dependent upon a number of factors beyond its control. These factors include the overall retail climate and competition. There can be no assurance that the Company's sales, gross margins, operating results or financial condition will improve in fiscal year 2,000 (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations).


Products
Clocks - The Company has a wide range of clocks including electronic digital alarm clocks, quartz alarm clocks and quartz wall clocks. The Company introduced its first electronic digital clock in 1977 and currently offers approximately 40 models which retail at various prices ranging from approximately $5 to $20. The Company's electronic digital clocks contain microprocessors, printed circuit boards, light emitting diodes and ceramic buzzers. These products were manufactured by subcontractors in Hong Kong and the People's Republic of China who sometimes use components and materials supplied, and assembling methods developed, by the Company. The Company offered a total of approximately 40 models of quartz wall clocks in 1999, retailing from approximately $5 to $40. Subcontractors in Hong Kong, and the People's Republic of China manufacture the Company's wall clocks.
The Company also sold approximately 20 models of battery operated quartz alarm clocks during 1998, retailing from approximately $5 to $20. Subcontractors in Hong Kong and the People's Republic of China manufacture the Company's battery operated quartz alarm clocks.

Radios - The Company introduced its first electronic digital clock radio in 1982 and currently offers 13 models, with retail prices ranging from approximately $10 to $30. The Company's electronic digital clock radios contain audio components as well as components similar to those in its electronic digital clocks. In 1999, most of the units were manufactured by subcontractors in Hong Kong and the People's Republic of China who sometimes use components and materials supplied by the Company. In the early 1990's, the Company began to market a line of audio products in the Latin American and Canadian market

Licensed Product: In 1997 Cosmo finalized an agreement to market in Canada audio product utilizing the brand name "Memorex".. Cosmo will also license the "Memorex" brand name for an alarm clock to be sold in conjunction with the Cosmo brand both in U.S. and Canada.

Marketing - The Company's marketing strategy is targeted at high volume retailers with broad distribution networks such as mass merchandisers, drug and other specialty chain stores, and other retailers. Because of economic conditions, a number of past customers of the Company have filed for bankruptcy, merged with other retailers, reorganized operations or have ceased to operate. During 1999, sales to retailers became more difficult as a result of economic conditions and strong competition from other manufacturers and importers.The Company is attempting to overcome these difficulties in 2000. The following table illustrates the Company's primary marketing channels and representative customers in 1999.

Mass Merchandiser       Drug Store Chains              Specialty Chains

Wal-Mart (Canada)       American Drug                   AAFES
Target                  Genovese                        Canadian Tire
The Company believes that its sales to high volume retailers derpends upon its ability to deliver a large volume of attractive and reliable items at prices generally at or below those of its competitors.

Substantially all of the Company's domestic sales (Canada) are generated by either the Company's full-time sales staff or sales representatives. Approximately 7% of the Company's sales in 1999 were to customers within the United States, with the remainder of 93% to customers in Canada.
See Note 9 of "Notes to Consolidated Financial Statements" for financial information about foreign and domestic operations.
S
ales to the Company's largest customer Walmart of Canada accounted for approximately 71% % of sales for 1999. During 1999, 1998 and 1997, sales to Walmart accounted for approximately 71%, 44% and 43%, respectively, of total sales. The loss of any major customer would have a significantly negative impact on the Company.

The Company's products are generally sold with a one year limited warranty on labor and parts.

Manufacturing

Most of the Company's products are manufactured by subcontractors. Substantially all of the subcontractors assemble products for the Company in accordance with the Company's specifications. Subcontractors in Hong Kong, the Peoples Republic of China and Taiwan assemble clocks, clock radios and audio products. Several of the subcontractors dedicate their entire production capacity to the Company's orders. The Company performs quality control inspections on the premises of its facilities and the facilities of its subcontractors, and also inspects its products upon their arrival in the United States and Canada.The Company uses microprocessors from Texas Instruments, Sanyo Semiconductor, Hitachi, Ltd., Motorola Inc. , Phillips
Hong Kong, Ltd. and Memcorp of Asia. Various subcontractors in the Far East produce printed circuit boards, light emitting diodes, audio components, receivers, transmitters and internal antennas in accordance with specifications of the Company.

All of the components and raw materials used by the Company are available from several sources of supply and the Company does not anticipate that the loss of any single supplier would have a material adverse effect on its business, operations or financial condition.


Product Development

During 1999, the Company introduced no new electronic digital alarm clocks (LED and LCD), quartz alarm clocks, quartz wall clocks and clock radios into the market. However in audio products, which are where the company intensified the sales efforts, all the expenses were incurred by the supplier. During the year ended December 31, 1999, the Company did not spend any significant amount in this area , however the Company spent approximately $200,000 in 1997 and $210,000 in 1996 for new product design, engineering, tooling and testing.

Competition

The consumer products industry in which the Company operates is characterized by intense price competition, ease of entry and changing patterns of consumer demand.Sales volume and profitability of particular consumer products can change significantly within a relatively short period. Accordingly, the Company is highly dependent on the ability of its management to anticipate and respond quickly to changes in trends for its products.

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

Foreign Operations

The Company has significant foreign operations. See Note 9 of "Notes to Consolidated Financial Statements."The Company purchases finished products from various suppliers in the Far East. The supply and cost of products and components can be adversely affected by changes in foreign currency exchange rates, increased import duties, loss of favorable tariff rates for products produced in the countries in which the Company subcontracts the manufacture of goods, imposition of import quotas, interruptions in sea or air transportation and political or economic changes in countries from which components or products are exported or into which they are imported. In order to meet unexpected levels of demand or to better secure its customers, the Company has utilized costly air shipping rather than fill orders promptly.

The Company will continue to subcontract a significant portion of its manufacturing needs to subcontractors in the Peoples Republic of China, Hong Kong and Taiwan. Any material change in the trade policies of the United States or these countries might have an adverse effect on the Company's operations.



Employees

On December 31, 1999, the Company had 21 full-time employees, including 1 in the United States, 1 in Hong Kong and 19 in Canada. In the United States,
1 was engaged in administrative and executive personnel. In Hong Kong one employee is engaged in sales and administrative duties..In Canada, 9 employees were engaged in manufacturing, distribution and service operations and 10 were sales, administrative and executive personnel.


Executive Officers

The following table sets forth certain information with respect to the executive officers of the Company as of March 31, 2000:

Name	                                Age	 Position

Amancio Victor Suarez  ...............  63 Chairman of the Board of Directors
                                      , Chief Executive Officer and Chief
                                        Financial  Officer

Carlos Ortega ........................  55 President, Chief Operating Officer
                                        and Director


Yu Wing Kin..........................   48 Vice President, Administration,
                                        Far East

Mr. Suarez is a co-founder of the Comany and served as its Chief Financial Officer from its inception. On December 24, 1985, Mr. Suarez assumed the position of Chief Executive Officer. Mr. Suarez is also involved in other business ventures ,primarily in the real estate industry, which do not compete with the Company.

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

The Company's executive offices and principal domestic manufacturing warehouse facilities are located in a 48,000 square feet building at 16501 N.W. 16th Court, Miami, Florida. Both the land and building are owned by the Company subject to mortgage indebtedness with an outstanding principal balance at December 31, 1999 of approximately $1,252,000.


ITEM 3.	LEGAL PROCEEDINGS

The Company is from time to time involved in routine litigation incidental to its business most of which is adequately covered by insurance and none of which, in the opinion of management, is expected to have a material adverse effect on the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 1999, the Company did not submit any matter to a vote of security holders.


                                PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

Price Range of Common Stock. During 1999, the Company's common stock ("Common Stock") was traded in the over-the-counter market under the NASDAQ symbol "CSMO." There were approximately 258 record holders of the Common Stock as of March 22,2000. The following table sets forth the high and low prices for the Common Stock as reported for the periods indicated.These prices reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. On
March 5,1996, the Common Stock was delisted from the NASDAQ SmallCap Market as a result of the Company's inability to meet the minimum $1.00 bid price or its alternative, as required for continued listing on the NASDAQ SmallCap Market. On March 6,1996 , the Common Stock was listed on the OTC Bulletin Board.








        Fiscal Period                        High                Low


1998    First Quarter                         1.625           0.4375
        Second Quarter                        0.625           0.3125
        Third Quarter                         0.3125          0.25
        Fourth Quarter                        0.25            0.1875

1999    First Quarter   ....                  1.625           0.4375
        Second Quarter.............. .....    0.625           0.3125
        Third Quarter                         0.3125          0.25
        Fourth Quarter                        0.25            0.1875


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












                     (In thousands, except share data)


December 31:                   1999     1998    1997    1996      1995

Statement of Operations Data:

Sales                         8,846   $14,221  $16,761 $15,964   $15,243

Cost of sales                 7,648    12,163   12,430  11,779    12,044

Gross margin                  1,198     2,058    4,331   4,185     3,199

Selling, general and
administrative expenses       1,631     2,867    4,158   4,011     3,589

Income (loss) from operations  (433)     (809)     173     174      (390)

Other expense, net             (409)     (664)    (749)   (584)     (587)

Net (loss) income              (842)   (1,473)    (576)   (410)     (977)

Basic and diluted (loss) earnings

per share                    $(0.32)   $(0.56)  $(0.22)  $(0.16)  $(0.37)

Shares used in computing
Loss per share                2,642     2,642    2,642    2,642    2,642

Balance Sheet Data:

Working Capital Deficit     $(2,811)  $(2,094)   $(880)    $(58) $(1,089)

Total Assets                  3,967     5,022    7,940    7,805   11,826

Long-term Debt                1,177     1,247    1,323    1,702      465

Stockholders' Equity(Deficit)(2,683)   (1,890)    (532)      52      462









ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS


Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain items in the Company's Consolidated Statements of Operations are to sales and the percentage changes in those items from period to period:

                     As a Percent of Sales             Increase(Decreases)
                    Year Ended December 31,         Year Ended December 31,
                                                     1998             1997
                   1999    1998    1997            to 1999          to 1998

Sales              100.0%  100.0%  100.0%            (16.3)%          (15.2)%

Cost of Sales       86.5    85.5    74.2              (2.2)%           (2.2)%

Gross Margin..      13.5    14.5    25.8             (56.8)%          (52.5)%

Selling,general and
administrative      18.4    20.2    24.8             (31.2)%          (31.2)%

Income (loss) from
operations          (4.9)   (5.7)    1.0           ( 480.3)%         (567.6)%

Other expense, net  (4.6)   (4.7)   (4.5)            (37.4)%          (11.3)%

Net Loss            (9.5)  (10.4)   (3.4)           (155.7)%          155.7%

1999 Compared to 1998: Sales decreased from 1998 to 1999 by approximately $5,375,000 or 37.8% primarily as a result of the company is not longer selling to Walmart (USA) due to a higher level of competition in the market of clock and digital radios. During 1999 the volume of direct import sales from the orient in audio equipment decreased by approximately $271,000. Gross margin, as a percentage of sales, decreased by 1% , mainly due to the loss sustained in sales in U.S.A. as a result of the company policy to liquidate its inventory. Selling, general and administrative expenses decrease 1.8% due to the Company policy to reduce expenses, primarily from a reduction in personnel in the United States headquarters. Other expenses, net of interest and other miscellaneous income decreased due to a decrease in credit facility balances during the year.


1998 Compared to 1997   Sales decreased from 1997 to 1998 by approximately
$2,540,000 or 15.2% primarily resulting from the Company not selling to Walmart(USA) due to a higher level of competition in the market of clocks and digital radios. During 1998 the volume of direct import sales from the orient in audio equipment increased by approximately $4,069,000 due to the introduction of Memorex products. Gross margin, as a percentage of sales, decreased by 52.5% mainly due to the fact that direct import sales have a lower margin than other products sold by the company. Additionally the cost of inventory had a negative effect as a result of a fluctuation in the Canadian exchange rate as compared to 1997. Selling, general and administrative expenses decreased as a percentage of sales, due to the Company's policy during the year to reduce operating expenses, primarily from a reduction in personnel in the United States. Other expenses, net of interest decreased due to a decrease in credit facility balances outstanding during the year.

Net loss increased from $576,000 in 1997 to a net loss of $1,473,000 in 1998. (See Item 1."Financial and Management's Plans" for additional comments on fiscal year 1998 and the Company's plans for fiscal year 1999).

Liquidity and Capital Resources

Working capital has a deficit of approximately ($2,811,000) at December 31, 1999, an increase of approximately $717,000 from December 31,1998. The ratio of current assets to current liabilities at December 31, 1999 was .49 to 1, as compared to .63to 1 at December 31, 1998.

The Company utilizes a revolving credit facility with Congress Financial Corporation ("Congress") providing for borrowings up to $7,500,000, which expires on December 31, 2000. Maximum borrowings are tied by formula to eligible accounts receivable and inventories. Interest is charged on outstanding borrowings at the prime rate (7.75% at December 31, 1999) plus 2%. This credit facility is secured substantially by all the accounts receivable and inventories of the Company. At December 31, 1999 and 1998, borrowings outstanding under this credit facility amounted to $1,001,000 and $1,949,000, respectively, and are classified as current liabilities.
This credit facility with Congress contains certain restrictive covenants. The most restrictive covenant relates to minimum net worth requirements ,which were not met by the Company as of December 31,1999. However, the lender has waived the minimum net worth requirements through December 31,2000

The Company has another credit facility from a financial institution in the amount of $750,000, which is due on demand. Interest is charged on outstanding borrowings at prime plus 1%. As of December 31, 1999 and 1998, there were borrowings outstanding under this credit facility of $750,000 in each year.

The Company has another credit facility with a financial institution in the amount of $422,254. Interest is charged on outstanding borrowings at 10%. As of December 31, 1999 and 1998, borrowings outstanding under this credit facility amounted to $61,000 and $212,000, respectively. The Company has entered into an agreement with this financial institution whereby a portion of the net proceeds collected from letter of credits are applied to reduce the outstanding borrowings.

The Company has another line of credit from a financial institution in the amount of $800,000 due on demand. Interest is charged on outstanding borrowings at prime plus 2 %. As of December 31, 1999 and 1998, borrowings under this line of credit amounted to approximately $799,000 in each year. This line of credit facility is secured by a subsidiary's accounts receivable and inventory. In the current year, the Company has only made interest payments on this line.

Management believes that through its existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing, (see Item 13), the Company will be able to meet its working capital requirements during 2000.

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


                                PART III




ITEM 11.        EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth, for the 1999, 1998 and 1997 fiscal years, respectively, compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each other executive officer whose total annual salary and bonus for the 1996 fiscal year were $100,000 or more (collectively, the "Named Executive Officers").

                           Annual Compensation(1)
                                                                    All Other
Name and Principal Position   Year    Salary ($)    Bonus ($)     Compensation

Amancio Victor Suarez
Chairman of the Board,
Chief Executive Officer and
Chief Financial Officer               1999
                                      1998
                                      1997
The column for "Other Annual Compensation" has been omitted because there is
no  compensation    required to be reported in such column.The aggregate
amount of perquisites and other personal benefits provided to each Named Executive Officer is less than 10% of the total of annual salary and bonus of such officer.

Option Grants Table. No options were granted during fiscal 1998.

Aggregated Fiscal Year-End Option Value Table.   No Named Executive Officers
held any options as of the end of the 1999 fiscal year.

Long-Term Incentive and Pension Plans. The Company does not have any long-term incentive or pension plans.

Compensation of Directors. Directors who are not officers of the Company generally receive meeting attendance fees of $300. However, each such director waived his right to receive such fees during 1999 Annual retainers are not currently provided to directors; however, such retainers may be reinstituted in the future. Directors are eligible to receive grants of options under the Company's stock option plan. No stock options were granted to any directors of the Company during 1999.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements.

Currently there are no employment agreements with any Executives or Officers of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information is furnished as of December 31, 1999 as to the beneficial ownership of the Company's Common Stock by (i) each of the Named Executive Officers (as defined in Item 11 above); (ii) each other director of the Company; (iii) each person known by the Company to be a beneficial owner of more than 5% of the Common Stock; and (iv) all directors and executive officers of the Company as a group:
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

As of December 31, 1999, the Company owed approximately $803,00 to Amancio Victor Suarez, Chairman of the Board and Chief Executive Officer of the Company, on loans previously made by Mr. Suarez to the Company to finance its working capital needs. During 1999, Mr. Suarez had an informal commitment with the Company to lend from time to time, as needed, up to an additional $500,000 to the Company on a demand basis. The loans bear interest at 10.25%. As of December 31, 1999 the aggregate amount owed by the Company to Mr. Suarez was approximately $803,000, on a demand basis. During 1999 there was an increase on the balance owed to Mr. Suarez in the amount of $211,000



                                 PART IV

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

COSMO COMMUNICATIONS CORPORATION


DATED: April 14, 2000                                 /s/ Amancio V. Suarez
                                                      AMANCIO VICTOR SUAREZ,
                                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: April 14, 2000
                                             /s/Amancio V. Suarez

                                             AMANCIO VICTOR SUAREZ,
                                             Chairman of the Board
                                             Chief Financial Officer
                                             Chief Executive Officer

                                            /s/ Carlos Ortega
                                             CARLOS ORTEGA
                                             President,ChiefOperating Officer
                                             and Director









                COSMO COMMUNICATIONS CORPORATION AND
                SUBSIDIARIES


                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 Page
INDEPENDENT AUDITORS' REPORT                                     F-1

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1999 AND 1998                                 F-2

CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR EACH OF THE THREE YEARS IN THE
  PERIOD ENDED DECEMBER 31, 1999                                 F-3
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFIENCY
  FOR EACH OF THE THREE YEARS IN THE
  PERIOD ENDED DECEMBER 31, 1999                                 F-4
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
  EACH OF THE THREE YEARS IN THE PERIOD ENDED
  DECEMBER 31, 1999                                              F-5

CONSOLIDATED FINANCIAL STATEMENTS
        F-6



C0SMO COMMUNICATIONS CORPORATION AND
SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 and 1998


ASSETS                                          1999               1998

CURRENT ASSETS:
  Cash and cash equivalents                  $  34,000          $ 137,000
  Accounts receivable, net of allowance
  for doubtful accounts of 102,000 and
  $98,000, in 1999 and 1998, respectively    1,431,000          1,268,000
  Inventories                                1,091,000          1,848,000
  Other (including $107,000  and $272,000
  receivable from a related party in 1999
  and 1998                                     107,000            317,000
 										       		    	   __________        _________
    Total current assets                     2,663,000          3,570,000

PROPERTY AND EQUIPMENT, net                  1,167,000          1,244,000

OTHER                                          137,000            208,000
               				                       						 ___________      ___________

Total                                      $ 3,967,000         $5,022,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses   $  1,434,000       $  1,244,000
  Credit facilities                          2,686,000          3,708,000
  Due to principal stockholder                 803,000            592,000
  Other liabilities, including current
  portion of long-term debt                    549,000            121,000
													   __________         __________
    Total current liabilities                5,472,000          5,665,000

LONG-TERM DEBT, net                          1,178,000          1,247,000

CONTINGENCIES (NOTE 7)

STOCKHOLDERS' DEFICIENCY:
 Convertible cumulative preferred stock,
 $0.01 par value;30,000 shares authorized,
 none issued  Preferred stock, $0.01 par
 value; 9,970,000 shares authorized,
 none issued
 Common stock, $0.05 par value; 4,000,000
 shares authorized; 2,642,000 shares issued
 and outstanding as of December 31, 1999and
 1998                                          133,000            133,000
 Additional paid-in capital                 25,410,000         25,410,000
 Accumulated deficit                       (26,644,000)       (25,802,000)
 Accumulated Other Comprehensive Loss       (1,582,000)        (1,631,000)

 Total stockholders' deficiency             (2,683,000)        (1,890,000)
 Total                                     $ 3,967,000        $ 5,022,000

See notes to consolidated financial statements.
F-2

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999

                                     1999          1998           1997

SALES, net                     $ 8,846,000    $14,221,000    $16,761,000

COST  OF SALES                   7,648,000     12,163,000     12,430,000
GROSS MARGIN                     1,198,000      2,058,000      4,331,000


SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES:
   Selling expenses              1,202,000      1,903,000      2,638,000
   General and administrative
   expenses                        429,000        964,000      1,520,000
Total selling, general and
administrative expenses          1,631,000      2,867,000      4,158,000

INCOME(LOSS)  FROM OPERATIONS     (433,000)      (809,000)       173,000

OTHER INCOME (EXPENSE):
   Interest expense               (411,000)      (669,000)      (787,000)
   Interest income                   2,000          5,000          5,000
   Other, net                                                     33,000
Total other expense, net          (409,000)      (664,000)      (749,000)
NET LOSS                     $     842,000    $ 1,473,000   $    576,000


BASIC AND DILUTED LOSS PER SHARE $  (0.32)    $    (0.56)   $      (0.22)


SHARES USED IN COMPUTING
LOSS PER SHARE                  2,642,000       2,642,000       2,642,000



See notes to consolidated financial statements.









                                        F-3


COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999

               Common                                  Accumulated
               Stock      Additional                    Other
              Shares      Paid-in      Accumulated     Comprehensive
           Issued Amount  Capital        Deficit          Income      Total

BALANCE,
DEC.31/96  2,642M $133,000 $25,410,000 $(23,753,000) $(1,738,000)    52,000



Net loss                                   (576,000)               (576,000)

                                                          (8,000)    (8,000)
Foreign Currency
Translation
BALANCE,
DEC.31/97 2,642M   133,000  25,410,000  (24,329,000)  (1,746,000)  (532,000)



Net loss                                 (1,473,000)             (1,473,000)

Foreign Currency
Translation                                              115,000    115,000

Comprehensive Loss                                               (1,358,000)

BALANCE,
DEC.31/98 2,642M   133,000  25,410,000  (25,802,000)  (1,631,000 (1,890,000)


Net loss                                   (842,000)               (842,000)

Foreign Currency
Translation                                               49,000     49,000

Comprehensive Loss                                                ( 793,000)

BALANCE,
DEC.31/99 2,642M   133,000  25,410,000  (26,644,000)  (1,582,000)(2,683,000)

See note to consolidated financial statements.







                                       F-4


COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 19999


                                                        1999    1998     1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                   $ (842,000) $(1,473,000) $(576,000)
Adjustments to reconcile net loss to net
  cash (used) provided by operating
  activities:
   Depreciation and amortization              148,000      131,000    197,000
Decrease (increase) in accounts receivable,
                 net                         (163,000)   1,800,000   (248,000)
 Decrease (increase) in inventories and
  other assets                                967,000    1,042,000    (40,000)
 (Decrease) increase in accounts payable,
  accrued expenses and other current
   liabilities                                619,000      217,000   (301,000)
 Foreign Currency Translation                  49,000      115,000     (8,000)
 Net cash (used) provided by operating
    activities                                778,000    1,832,000   (976,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment               0         (3,000)   (48,000)
CASH FLOWS FROM FINANCING ACTIVITIES :
 Net increase (decrease) in credit facilities
 and long- term debt repayments             (1,092,000) (1,468,000)  1,081,000

Net increase (decrease) in due to
 stockholders                                  211,000    (309,000)    (61,000)

Net cash provided (used) by financing
 activities                                   (881,000) (1,777,000)  1,020,000

DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                (103,000)     52,000      (4,000)
CASH AND CASH  EQUIVALENTS AT THE
  BEGINNING OF THE YEAR                        137,000      85,000      89,000

CASH AND CASH EQUIVALENTS AT THE
  END OF THE YEAR                            $  34,000  $  137,000   $  85,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION - Cash paid during the year for
  interest                                   $ 492,000  $  599,000   $ 666,000

SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES:

 Disposal of fully depreciated assets                     $ 93,000

See note toconsolidated financial statements.
                                                    F-5





COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999


1.   GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General - Cosmo Communications Corporation and subsidiaries (the "Company") markets and distributes consumer electronic products. The Company has significant operations in the United States, Hong Kong and Canada.

Financial Difficulties and Management's Plans - The Company has incurred significant losses in working capital and has a stockholder deficiency as of December 31,1998 and 1999 of $1,890,000 and $2,811,000, respectively.
Management attributes its losses to a highly competitive retail market.
The Company has met its obligations through the support of its principal shareholder. Such shareholder has agreed to continue to finance the Company as needed during 2000.

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

Management believes that through its existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing, the Company will be able to meet its working capital requirements during 1999. The Company's ability to successfully implement its plans to improve its operations is dependent upon a number of factors beyond its control. These factors include the overall retail climate and competition. There can be no assurance that the Company's operating results or financial condition will improve in fiscal year 2000.

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

Fair Value of Financial Instruments - The Company's financial instruments include cash and cash equivalents, receivables, payables, debt and credit facilities. The fair values of such financial instruments have been determined based on current market interest rates as of December 31, 1999. The fair values of these instruments were not materially different than their carrying (or contract) values.

Principles of Consolidation - The Company includes, in consolidation, its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents - All highly liquid instruments with a maturity of three months or less when acquired are considered cash equivalents.
                                       F-6




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

Other Assets - Other assets include goodwill with an original cost of 983,000 Such amount is being amortized on a straight-line basis over fifteen years. The unamortized balance at December 31, 1999 and 1998 amounted to $61,000 and $202,000, respectively.

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

Revenue Recognition - Sales are recognized upon shipment of goods. During the years ended December 31, 1999, 1998, and 1997, sales to a single customer accounted for approximately 71% 44%, and 43%, respectively, of total sales. Accounts receivable corresponding to this customer approximated $496,000 and $492,000 as of December 31, 1999 and 1998, respectively.

Warranty Costs - The Company's products are sold with a one-year limited warranty. The net cost of warranty repairs is charged to cost of sales when the repair work is performed since the Company's annual net warranty liability is not significant.

Research and Development - The costs of research and development associated with new product design, engineering, tooling, and testing are charged to cost of sales as incurred. Such expenses aggregated approximately $200,000 in 1997 and $210,000 in 1996. The Company did not spend any significant amount in this area in 1999.

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

The Company has chosen to continue to account for stock-based plans using the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No.25, Accounting for Stock issued to Employees and related interpretations. Accordingly, compensation cost of stock based compensation are measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee or non-employee member of the Board must pay for the stock. The Company did not grant any stock options in 1999, 1998and 1997.

Comprehensive Income - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards N0. 130, Reporting Comprehensive Income (SFAS 130"). SFAS N0. 130 requires that all components of comprehensive income be reported on one of the following: 1) the statement of income, (2) the statement of changes in stockholder's equity, or (3) a separate statement of comprehensive income. Comprehensive income is comprised of net income and all charges to stockholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividend). The Company adopted SFAS No. 130 in 1999 and has revised all prior periods in its financial statements. Accumulated other comprehensive loss as presented on the consolidated statements of stockholders' equity represents the foreign currency translation.

Segment Reporting - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131. Disclosures about Segment of an Enterprise and Related Information, (SFAS No 131), SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas,, and major customers. SFAS
No. 131 is effective for financial statements for the periods beginning after December 15, 1997. The Company has adopted SFAS No. 131 in 1998.


 2.	ACCOUNTS RECEIVABLE
The activity for the allowance for doubtful accounts is as follows for the years ended December 31 :

                                    1999         1998              1997
Beginning balance                $98,000     $134,000        $  235,000
Provision                         83,000       66,000           409,000
Write-offs, net of recoveries    (79,000)    (102,000)         (492,000)
Ending balance                   102,000      $98,000        $  134,000

The Company carries accounts receivable at the amounts it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimated.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:

                                               1999               1998

        Land                             $    400,000     $    400,000
        Building                            1,600,000        1,600,000
        Leasehold improvements                302,000          286,000
        Plant and equipment                   196,000          966,000
        Auto and trucks                        21,000           21,000
        Furniture and fixtures                 63,000          160,000
        Total                               2,582,000        3,433,000
   	Less accumulated depreciation
             and amortization             ( 1,414,000)      (2,189,000)
                                          $ 1,168,000      $ 1,244,000


4.	CREDIT FACILITIES

The following are the Company's credit facilities:

United States and Canada Operations - The Company utilizes a credit facility of up to $7,500,000, expiring on December 31, 2000. The credit facility is secured by substantially all assets of the Company, except for the Company's land and building in the United States. Borrowings are tied by formula to eligible accounts receivable and inventories. Interest is charged on outstanding borrowings at the prime rate (7.75% at December 31, 1999) plus 2%. As of December 31, 1999 and 1998, borrowings outstanding under this credit facility amounted to $1,001,000 and $1,948,000, respectively. The credit facility contains certain restrictive covenants. The most restrictive covenant relates to a minimum net worth requirement, which was not met by the Company as of December 31, 1999. However, the lender has waived the minimum net worth requirement through December 31, 2000.

The Company has another credit facility from a financial institution in the amount of $750,000, which is due on demand. Interest is charged on outstanding borrowings at prime plus 1%. As of December 31, 1999 and 1998, there were borrowings outstanding under this credit facility of $749,000 in each year.

The Company has another credit facility from a financial institution in the amount of $422,254. Interest is charged on outstanding borrowings at 10%. As of December 31, 1999 and 1998, borrowings outstanding under this credit facility amounted to $61,000 and $212,000, respectively. The Company has entered into an agreement with this financial institution whereby a portion of the net proceeds collected from letter of credits are applied to reduce the outstanding borrowings

The Company has another line of credit from a financial institution in the amount of $800,000 due on demand. Interest is charged on outstanding borrowings at prime plus 2 %. As of December 31, 1999 and 1998, borrowings under this line of credit amounted to approximately $799,000 in each year. This line of credit facility is secured by a subsidiary's accounts receivable and inventory. In the current year, the Company has only made interest payments on this line.

5.  LONG-TERM DEBT

Long-term debt consisted of the following as of  December 31:
                                                     1999             1998
Note payable at prime rate plus 1% in monthly
installments of principal and interest of
Approximately $18,000 expiring in December
2001, at which time the entire outstanding balance
as due, collateralized by a mortgage on
the Company's land and building in the United
States.                                           1,253,000      1,323,000

        Total                                     1,253,000      1,323,000

Less current portion                                (76,000)       (76,000)


Long-Term Debt                                  $ 1,177,000      1,247,000





6.	INCOME TAXES

The domestic and foreign components of net (loss) income were as follows for the years ended December 31:


                                  1999               1998           1997

Domestic                      $ (844,000)    $ (1,465,000)    $ (882,000)
Foreign                           (2,000)          (2,000        306,000
Total balance                  $(842,000)       1,467,000)    $ (576,000)


Domestic - The Company has unused domestic tax loss carryforwards of approximately $35,000,000 to offset future taxable income. Such carryforwards expire from the year 2000 through the year 2014. Included in the tax loss carryforwards is approximately $5,820,00 obtained in connection with the acquisition of Cosmo Electronics, Inc. which are only available to offset future taxable income of Cosmo Electronics, Inc.
The deferred tax asset and related valuation allowance recorded by the Company as a result of these domestic tax loss carryforwards is $13,248,000 as of December 31, 1999.

Foreign - The Company has unused foreign tax loss carryforwards of approximately $3,994,000 to offset future taxable income. Approximately $280,000 of these tax loss carryforwards expires by 2002. The remainder may be carried forward indefinitely. The deferred tax asset and related valuation allowance recorded by the Company as a result of these foreign tax loss carryforwards is $1,175,000.

The Company has reduced the deferred tax assets resulting from its domestic and foreign tax loss carryforwards by a valuation allowance as it has determined that it is more likely than not that the deferred tax assets will not be realized. The change in the valuation allowances from December 31, 1998 to December 31, 1999 for the domestic and foreign components was an increase of $751,000 and $842,000, respectively.


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

As of December 31, 1999, 252,000 stock options were outstanding of which 230,000 were exercisable. No stock options were granted, exercised, forfeited or expired for the last three years. The exercise price of the stock options range from $.45 - $1.55 per option.


9. OPERATING SEGMENT INFORMATION- ( IN THOUSANDS)

The Company operated in one business segment and all of its sales are consumer electronic products. The Company's customers are principally in the United States and Canada. Borrowings are principally in the United States.

1999                   United
                       States       Canada        Other           Total

Net Assets              $706        $3,261                        $3,967
Sales, net               501         8,008                         8,509
Gross Margin            (357)        1,155                         1,198
Net income(loss)      (1,032)          190                          (842)

1998


Net Assets          $  3,302     $   1,508       $  212           $5,022
Sales, net             7,430         6,791                        14,221
Gross Margin           1,204           659                         1,863
Net income(loss)      (1,148)         (325)                       (1,473)

1997

Net Assets          $  5,836     $   1,650       $  454           $7,940
Sales, net            10,728         6,024            9           16,761
GrossMargin            3,080         1,235           16            4,331
Net income(loss)        (805)          221            8             (576)




   * * * * * *




		30