Form 10-Q
period 2000-03-31
COSMO COMMUNICATIONS CORP
filed 2000-10-11
CIK 718096

UNITED STATES SECURITIES AND EXCHANGE
                            COMMISSION
                        WASHINGTON, D.C. 20549

                            FORM 10-Q

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                     For the quarterly period ended   March 31, 2000

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
Yes      X      	No

2,642,000 shares of the issuer's Common Stock were outstanding as of the latest practicable date March 31, 2000.







                                     INDEX


Registrant's Representations.....................................    3

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets
March 31, 2000 and December 31, 1999.............................    4-5

Condensed Consolidated Statements of Operations
for the three months ended March 31,
2000 and 1999....................................................... 6

Condensed Consolidated Statements of Cash Flows for
the three months ended March 31, 2000............................... 7

Notes to Condensed Consolidated
Financial Statements................................................ 8

Management's Discussion and Analysis of
Financial Condition and Results of Operations......................  9-11

Signature.......................................................     12



















                      PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

The registrant represents that the Condensed Consolidated Financial Statements furnished herein have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years and that such Condensed Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Cosmo Communications Corporation and its subsidiaries (the "Company"), as of March 31, 2000 and the results of its operations and its cash flows for the three months then ended.





































                  COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                              (Unaudited)
                                             March 31,          December 31,
                                               2000                  1999
CURRENT ASSETS
  Cash and cash equivalents                    $39,000             $ 31,000

Receivables-
  Trade, less allowance for doubtful
     accounts of $ 4,000 at March 31,
     2000 and $ 19,000 at December
      31, 1999.                                805,000            1,359,000

Inventories                                  1,156,000            1,051,000

Other                                           14,000              110,000


Total current assets                         2,014,000            2,551,000

PROPERTY AND EQUIPMENT, at cost              2,569,000            2,559,000

  Less - Accumulated depreciation           (1,419,000)          (1,405,000)

PROPERTY AND EQUIPMENT, net                  1,150,000            1,154,000

OTHER ASSETS                                       0                    0

TOTAL                                        3,164,000        $   3,705,000


See notes to condensed consolidated financial statements.






                  COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                          (Unaudited)
                                            March 31,            December 31,
                                              2000                   1999
CURRENT LIABILITIES
  Accounts payable and accrued expenses      $ 756,000          $ 1,334,000
  Credit facilities                          2,964,000            2,735,000
  Due to principal stockholder               1,351,000            1,351,000
  Other                                         63,000               76,000

  Total current liabilities                  5,134,000            5,496,000

LONG-TERM DEBT                               1,177,000            1,177,000

Total liabilities                            6,311,000            6,673,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Convertible cumulative preferred stock,
  $.01 par value; 30,000 shares authorized,
   none issued.
Preferred stock, $.01 par value; 9,970,000
  shares authorized, none issued.
Common stock, $.05 par value,
  4,000,000 shares authorized,
  2,642,000 shares issued and
  outstanding at March 31, 2000
  and December 31, 1999.                       133,000              133,000

Additional paid-in capital                  25,410,000           25,410,000

Accumulated deficit                        (27,176,000)         (26,997,000)

Cumulative translation adjustment           (1,514,000)          (1,514,000)

TOTAL STOCKHOLDERS' EQUITY                  (3,147,000)          (2,968,000)

TOTAL                                     $  3,164,000        $   3,705,000




                  COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                      (Unaudited)

                                          March 31,               March 31,
                                            2000                     1999
SALES                                     $  1,360,000           $  928,000

COST OF SALES                                1,223,000              733,000

Gross Margin                                   137,000              195,000

SELLING EXPENSES                               286,000              233,000

GENERAL AND ADMINISTRATIVE EXPENSES             57,000              169,000

Income / (loss) from operations               (206,000)            (207,000)

OTHER INCOME / (EXPENSE):

  Interest expense                             (86,000)            (139,000)


  Other, net                                   113,000               60,000

Total other expense, net                        27,000              (79,000)

  Net income / (loss)                    $    (179,000)      $     (286,000)

INCOME / (LOSS) PER SHARE                         (.06)                (.11)

SHARES OUTSTANDING (AVERAGE):                2,642,000            2,642,000

 See notes to condensed consolidated financial statements.





                  COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF CASH FLOWS


                 For the three Months Ended March 31, 2000 and 1999

                                           (Unaudited)
                                               2000                  1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                        $   ( 179,000)    $       (286,000)
Adjustments to reconcile net income to net
cash used by operating activities:  Depreciation &
Amortization                                    14,000               47,000
 (Increase) Decrease in accounts receivable,
 net                                           554,000              135,000
 (Increase) Decrease in inventories, prepaid expenses
    and other assets                            (9,000)             247,000
 (Decrease) Increase in accounts payable,
    accrued expenses and other
    current liabilities                       (591,000)             170,000
 Translation adjustment
Net cash used by operating activities         (211,000)             313,000

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property & equipment              (10,000)              (4,000)

        Net cash used by investing activities  (10,000)              (4,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in credit facilities and long-term
   debt repayments                             229,000             (317,000)
Net increase(decrease) in due to principal
stockholders                                       0                (34,000)

	Net cash provided (used) by financing
        activities                             229,000             (351,000)

        Increase in cash and cash equivalents    8,000               42,000)
Cash and cash equivalents at the beginning of
the period                                      31,000              137,000

Cash and cash equivalents at the end of the
       period                                $  39,000            $  95,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest     $  86,000            $ 139,000


See notes to condensed consolidated financial statements.

                  COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               MARCH 31, 2000 and 1999

                                   (Unaudited)



1.  SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies followed by quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's report on Form 10K for the fiscal year ended December 31, 1999.

2.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory at March 31, 2000 and December 31, 1999 consisted primarily of finished goods.

3.  INCOME /(LOSS)PER SHARE:

Income (loss) per common share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding for each period. As of March 31, 2000 and December 31, 1999, common equivalent shares include the dilutive effect of stock options using the treasury stock method.
















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

LIQUIDITY AND CAPITAL RESOURCES

Working capital has a deficit of approximately 3,120,000 at March 31, 2000, an increase of approximately $175,000 from December 31, 1999. The ratio of current assets to current liabilities at March 31, 2000 was .61 to 1, as compared to .63 to 1 at December 31, 1999. The Company has met its working capital requirements for the three months ended March 31, 2000 primarily from internally generated funds and the use of cash and cash equivalents.
The Company utilizes a revolving credit facility with Congress Financial Corporation ("Congress") providing for borrowings up to $7,500,000 which expires on December 31, 2000. Maximum borrowings are tied by formula to eligible accounts receivable and inventories. Interest is charged on outstanding borrowings at prime plus 2.5%. This credit facility is secured by all the accounts receivable and inventories of the Company.. As of March 31, 2000 and December 31, 1999, borrowings outstanding under this credit facility amounted to approximately $ 1,548,000 and $1,948,000, respectively, and are classified as current liabilties.
This credit facility with Congress contains certain restrictive covenants. The minimum net worth requirements were not met by the Company as of March 31, 2000 and December 31, 1999. However, the lender has waived the minimum net worth requirements through December 31, 2000. Management anticipates that this credit facility may be renegotiated or extended during 2000.

The Company has another credit facility from a financial institution in the amount of $750,000 which is due on demand.. Interest is charged on outstanding borrowings at prime plus 1%. The company commenced borrowings under this line in 1997. As of March 31, 2000 borrowings outstanding under this credit facility amounted to $750,000. In addition to this credit facility the Company borrowed from the same institution $1,520,000 that was used primarily to pay off the second mortgage on the land and building to Congress Financial and to pay off the loan on the first mortgage to First Union. The balance of the note on March 31,2000 was $1240,000.

The company has another credit line from a financial institution in the amount of $800,000 due on demand. Interest is charged on outstanding borrowings at prime plus 2%. As of March 31, 2000 borrowings under this line of credit amounted to $799,000. This line of credit facility is secured by a subsidiary's accounts receivable and inventory.

The Company, during 1992, obtained an additional credit facility from a inancial institution in the amount of $1,200,000. This facility was collateralized by $300,000 in interest-bearing deposits and interest is charged on outstanding borrowing at prime plus 2.5%, which funds were used to pay down the loan during l996. At March 31,2000 and December 31, 1999 borrowings under this line amounted to $18,000 and $212,00 respectively.

Management believes that through existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing at his discretion, the Company will be able to meet its working capital requirements during 2000.

FINANCIAL AND MANAGEMENT PLANS

The Company's stockholders' equity show a deficit on March 31, 2000 and December 31, 1999 for $3,147,000 and $2,968,000 respectively. During first quarter of 1999, management continued to implement its plan to reduce the Company's losses. In the first quarter of 2000 the Company continued selling the new line of TVs and Audio equipment under the name of "Memorex" in the canadian market, which they started last year . It is anticipated that the addition of this new line of products will provide an improvement in the profitability of the Company. However, the Company's ability to successfully implement its plan to reduce losses is dependent upon a number of factors beyond its control. Theses factors include the overall retail climate and competition, the success of new products and sales efforts, and fluctuation in the supply and costs of products sold. There can be no assurance that the Company's sales, gross margins operating results or financial condition will improve during 2000.

RESULTS OF OPERATIONS

SALES

Sales for the first quarter of 2000 increased by approximately $432,000 or
46% compared to the corresponding period in 1999.   Sales increased mainly
due to the increased of direct import sales.


COST OF SALES AND GROSS MARGIN

Gross margin as percentage of sales was approximately 10.0% in the first quarter of 2000 as compared to approximately 21.0% for the same period in 1999. This decreased is attributed mainly to a distorsion produced as a result of a higher volume of direct import sales.

SELLING,  GENERAL AND ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses for the first quarter of 2000 decreased by $59,000 as compared to the corresponding period in 1999. This decrease has been the continuation in the effort of the Company in reducing the cost of the its operation.

INTEREST EXPENSE  AND OTHER COSTS

Interest expense and other costs decreased by $106,000 during the three months ended March 31, 2000 compared to the corresponding period in 1999. This decrease is primarily attributed to an overall reduction in interest expense resulting from a decrease in average borrowings during the first quarter of 2000 compared to the same period in 1999 .

NET LOSS AND INCOME

The Company incurred a net loss of approximately $179,000 for the quarter ending March 31, 2000 compared to net loss of $286,000 for the same period in 1999. This reduction in the loss can primarily be attributed to the explanation given in the above paragraph















SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned - thereunto duly authorized.



COSMO COMMUNICATIONS CORPORATION




Date:	October 6,2000



           /s/ Amancio V. Suarez
           Amancio V. Suarez
           Chairman of the Board
           Chief Financial Officer






















??










6


9