Form 10-Q
period 2000-06-30
COSMO COMMUNICATIONS CORP
filed 2000-10-11
CIK 718096

UNITED STATES SECURITIES AND EXCHANGE
                             COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

2,642,000 shares of the issuer's Common Stock were outstanding as of the latest practicable date June 30,2000







                               INDEX


Registrant's Representations.............................................3

Condensed Consolidated Financial Statements:

    Condensed Consolidated Balance Sheets
    June 30, 2000 and December 31, 1999................................4-5

    Condensed Consolidated Statements of  Operations
    for the three months ended June 30,2000 and 1999........... .........6

    Condensed  Consolidated Statements of Operations for the six
    months ended June 30, 2000 and 1999..................................7

    Condensed Consolidated Statements of Cash Flows for
    the six months ended June 30, 2000 and 1999......................... 8

    Notes to Condensed Consolidated
    Financial Statements.............................................. . 9


Management's Discussion and Analysis of
Financial Condition and Results of Operations....................... 10-12

Signature.............................................................. 13




               PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

The registrant represents that the Condensed Consolidated Financial Statements furnished herein have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years and that such Condensed Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Cosmo Communications Corporation and its subsidiaries (the "Company"), as of June 30, 2000 and the results of its operations and its cash flows for the six months then ended.




























            COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                              (Unaudited)

                                             June 30            December 31,
                                              2000                   1999
CURRENT ASSETS
  Cash and cash equivalents           $      49,000         $       31,000

Receivables-
  Trade, less allowance for doubtful
     accounts of $ 69,000 at June 30,
     2000 and $ 19,000 at December
      31, 1999.                           2,078,000              1,359,000

Inventories                               1,128,000              1,051,000

Other                                        17,000                110,000

Total current assets                      3,272,000              2,551,000


PROPERTY AND EQUIPMENT, at cost           2,571,000              2,559,000

  Less - Accumulated depreciation        (1,421,000)            (1,405,000)


PROPERTY AND EQUIPMENT, net               1,150,000              1,154,000

OTHER ASSETS                                  0                       0


TOTAL                               $     4,422,000           $  3,705,000

See notes to condensed consolidated financial statements.

                COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                          (Unaudited)


                                             June 30,           December 31,
                                               2000                  1999
CURRENT LIABILITIES
  Accounts payable and accrued expenses  $  1,533,000          $  1,334,000
  Credit facilities                         2,812,000             2,735,000
  Due to principal stockholder              1,351,000             1,351,000
  Other                                        37,000                76,000

Total current liabilities                   5,733,000             5,496,000

LONG-TERM DEBT                              1,177,000             1,177,000

Total liabilities                          6,910,000             6,673,000

COMMITMENTS AND CONTINGENCIESSTOCKHOLDERS' EQUITY:
Convertible cumulative preferred stock,
  $.01 par value; 30,000 shares
   authorized,
   none issued.
Preferred stock, $.01 par value; 9,970,000
  shares authorized, none issued.
Common stock, $.05 par value,
  4,000,000 shares authorized,
  2,642,000 and 2,642,000 shares issued and
  outstanding at June 30, 2000
  and December 31, 1999, respectively.        133,000               133,000

Additional paid-in capital                 25,410,000            25,410,000
Accumulated deficit                       (26,517,000)          (26,997,000)
Cumulative translation adjustment         ( 1,514,000)           (1,514,000)

TOTAL STOCKHOLDERS' EQUITY                 (2,488,000)           (2,968,000)
TOTAL                                     $ 4,422,000           $ 3,705,000

See notes to condensed consolidated financial statements.



                    C0SMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                                      (Unaudited)

                                         June 30,                 June 30,
                                          2000                      1999

SALES                               $  3,846,000              $  1,856,000

COST OF SALES                          3,106,000                 1,510,000

Gross Margin                             740,000                   346,000

SELLING EXPENSES                          25,000                   271,000

GENERAL AND ADMINISTRATIVE EXPENSES        3,000                   198,000

Income / (loss) from operations          718,000                  (123,000)

OTHER INCOME / (EXPENSE):

  Interest expense                       (94,000)                 (123,000)

  Interest income                         35,000                    20,000
Other, net
Total other expense, net                (59,000)                  (103,000)

Net income / (loss              $       669,000                   (226,000)

INCOME / (LOSS) PER SHARE                  0.25                     (0.09)
SHARES OUTSTANDING (AVERAGE)          2,642,000                   2,642,000

               See notes to condensed consolidated financial statements.


                COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                (Unaudited)


                                      June 30,                    June 30,
                                       2000                         1999

SALES                            $   5,206,000                 $  2,784,000

COST  OF SALES                       4,329,000                    2,244,000

Gross Margin                           877,000                      540,000


SELLING EXPENSES                       311,000                      503,000

GENERAL AND ADMINISTRATIVE EXPENSES     54,000                      367,000

Income/ (Loss)  from operations        512,000                     (330,000)

OTHER INCOME / (EXPENSE):

  Interest expense                    (180,000)                    (261,000)

  Interest income                      148,000                       79,000

Other, net                              0

Total other expense, net               (32,000)                    (182,000)

Net income / (loss)          $         480,000           $         (512,000)

INCOME / (LOSS) PER SHARE                 0.18                        (0.20)

OUTSTANDING (AVERAGE):               2,642,000                    2,642,000
                  See notes to condensed consolidated financial statements.



                 COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS

                   FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                (Unaudited)
                                        JUNE                         JUNE
                                        2000                         1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)            $        480,000                 $  (512,000)
Retained Earnings-CSE/Nextel 5/31/99-    0                        242,000
Adjustments to reconcile net income to net
cash used by operating activities:
  Depreciation & Amortization          16,000                     109,000
  (Increase) Decrease in accounts
   receivable, net                  ( 719,000)                   (170,000)
  (Increase) Decrease in inventories
  , prepaid expenses and other assets  16,000                    (532,000)
   (Decrease) Increase in accounts
    payable,accrued expenses and other
    current liabilities               160,000                     797,000

Net cash provided (used) by operating
activities                            (47,000)                    (66,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property & equipment    ( 12,000)                    (16,000)

Net cash used by investing activities( 12,000)                    (16,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in credit
facilities and long-term debt
repayments                            (77,000)                   (210,000)
Net increase in due to principal
stockholder                              0                       (280,000)
Net cash provided (used) by financing
activities                            (77,000)                   (261,000)

Decrease) Increase in cash and cash
equivalents                            18,000                     (12,000)
Cash and cash equivalents at the
beginning of the period                31,000                     137,000

Cash and cash equivalents at the end
of the period                     $    49,000                   $ 125,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during the period for
interest                              181,000                    123,000


See notes to condensed consolidated financial statements.



           COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     JUNE 30, 2000 and 1999

                            (Unaudited)


1.  SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies followed by quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's report on Form 10K for the fiscal year ended December 31, 1999.

2.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory at June 30, 2000 and December 31, 1999 consisted primarily of finished goods.

3.  INCOME /(LOSS)PER SHARE:

Income (loss) per common share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding for each period. As of June 30, 2000 and December 31, 1999, common equivalent shares include the dilutive effect of stock options using the treasury stock method.
















ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the period included in the accompanying condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

This quarterly report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of such risks and uncertainties including, among others, general economic conditions, governmental regulation and competitive factors, and, more specifically, interest rate levels availability of financing, consumer confidence and preferences, the effectiveness of the Company's competitors, and costs of materials and labor. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this quarterly report will in fact transpire.

LIQUIDITY AND CAPITAL RESOURCES

Working capital has a deficit of approximately $2,461,000 at June 30, 2000,
an increase of approximately   $484,000 from December 31, 1999.  The ratio
of current assets to current liabilities at June 30, 2000 was .52 to 1, as compared to .46 to 1 at December 31, 1999. The Company has met its working capital requirements for the six months ended June 30, 2000 primarily from a combination of internally generated funds and the used of cash and cash equivalents.

The Company utilizes a revolving credit facility with Congress Financial Corporation ("Congress") providing for borrowings up to $7,500,000 which expires on December 31, 2000. Maximum borrowings are tied by formula to eligible accounts receivable and inventories. Interest is charged on outstanding borrowings at prime plus 2.5%. This credit facility is secured by all the accounts receivable and inventories of the Company. As of June 30, 2000 and December 31, 1999, borrowings outstanding under this credit facility amounted to approximately $ 1,007,,000 and $1,001,000, respectively, and are classified as current liabilities.

This credit facility with Congress contains certain restrictive covenants. The minimum net worth requirements were not met by the Company as of June 30, 2000 and December 31, 1999. However, the lender has waived the minimum net worth requirements through December 31, 2000. The Company may not meet this covenant during 2000. Management anticipates that this credit facility may be renegotiated or extended in 2000.

The Company has another credit facility from a financial institution in the amount of $750,000, which is due on demand. Interest is charged on outstanding borrowings at prime plus 1%. The company commenced borrowings under this line in 1997. As of June 30, 2000 and December 31,1999 borrowings outstanding under this credit facility were $750,000. In addition to this credit facility the Company borrowed from the same institution $1,520,000 that was used primarily to pay off the second mortgage on the land and building to Congress Financial and to payoff the loan on the first mortgage to First Union. The balance of the note on June 30,2000 was $1,214,000.

The Company has another credit line from a financial institution in the amount of $800,000 due on demand. Interest is charged on outstanding borrowings at prime plus 2%. As of June 30, 2000 borrowings under this line of credit amounted to $799,000. This line of credit facility is secured by a subsidiary's accounts receivable and inventory.

The Company, during 1992, obtained an additional credit facility from a financial institution in the amount of $1,200,000. This facility was collateralized by $300,000 in interest-bearing deposits and interest is charged on outstanding borrowings at prime plus 2.5%, which deposits were used to pay down the loan during l996. At June 30, 2000 and December 31, 1999 borrowings under this line amounted to $18,000 and $177,000 respectively.

Management believes that through existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing at his discretion, the Company will be able to meet its working capital requirements during 2000.

FINANCIAL AND MANAGEMENT PLANS
The Company's stockholders' equity at June 30, 2000 and December 31, 1999 was ($2,488,000) and ($2,968,000), respectively. During the second quarter of 2000, management continued to implement its plan to reduce the Company's losses. In the second quarter of 2000 the Company continued sales of the new line of TVs and Audio Equipment under the name of "Memorex" in the canadian market, which they started last year. It is anticipated that the addition of this new line of products will provide an improvement in the profitability of the Company . However, the company's ability to successfully implement its plan to reduce losses is dependent upon a number of factors beyond its control. These factors include the overall retail climate and competition, the success of new products and sales efforts, and fluctuation in the supply and costs of products sold. There can be no assurance that the Company's sales or financial condition will improve during fiscal year 2000.

RESULTS OF OPERATIONS

SALES

Sales for the second quarter of 2000 increased by approximately $1,990,000 or 107% compared to the corresponding period in 1999. Sales for the six months ended June 30, 2000 increased by approximately $2,422,000 or 87% as compared to the corresponding period in 1999.

COST OF SALES AND GROSS MARGIN

Gross margin as a percentage of sales was approximately 19.2% in the second quarter of 2000 as compared to approximately 18.6% for the same period in 1999.Gross margin as a percentage of sales approximated 16.8% for the six months ended June 30,2000 as compared to 19.49% for the corresponding period in 1999.

SELLING,  GENERAL AND ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses for the second quarter of 2000 decreased by $447,000 as compared to the corresponding period in 1999. Selling, general and administrative expenses during the six months ended June 30, 2000 decreased by $505,000 as compared to the corresponding period in 1999. This decrease has been the result of the effort of the Company in reducing the cost of the its operation.

INTEREST EXPENSE  AND OTHER COSTS
Interest expense and other costs decreased by approximately $44,000 during the second quarter of 2000 compared to the corresponding period in 1999. Interest expense and other costs also decreased by approximately $150,000 during the six months ended June 30, 2000 as compared to the corresponding period in 1999. This decrease is primarily attributed to an overall reduction in interest expense resulting from a decrease in the average borrowings during the first and second quarter of 2000 as compared the same period in 1999.

NET LOSS AND INCOME
The Company had a profit of approximately $659,000 for the second quarter ending June 30, 2000 compared to net loss of $ 226,000 for the same period in 1999. During the six months ended June 30, 2000,the company had a profit of approximately 480,000 as compared to a loss of 512,000 for the same period in 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned - thereunto duly authorized.

COSMO COMMUNICATIONS CORPORATION


Date:	October 12,2000



           /s/ Amancio V. Suarez
	Amancio V. Suarez
	Chairman of the Board
     Chief Financial Officer






















??







3