Form 10-Q
period 2000-09-30
COSMO COMMUNICATIONS CORP
filed 2000-11-17
CIK 718096

UNITED STATES SECURITIES AND EXCHANGE
                                  COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2000


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
Yes           	No    X
2,642,000 shares of the issuer's Common Stock were outstanding as of the latest practicable date September 30, 2000.







                                       INDEX


Registrant's Representations.......................................  3
Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets
September 30, 2000 and December 31, 1999.......................    4-5

      Condensed Consolidated Statements of  Operations
      for the three months ended September 30,
      2000 and 1999.............................................     6

      Condensed  Consolidated Statements of Operations for the nine months ended September 30, 2000 and 1999.....................  7

Condensed Consolidated Statements of Cash Flows for
the nine months ended September 30, 2000 and 1999..................  8

Notes to Condensed Consolidated
Financial Statements.............................................    9


Management's Discussion and Analysis of
 Financial Condition and Results of Operations............... .. 10-12

Signature........................................................   13



                          PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

The registrant represents that the Condensed Consolidated Financial Statements furnished herein have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years and that such Condensed Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Cosmo Communications Corporation and its subsidiaries (the "Company"), as of September 30, 2000 and the results of its operations and its cash flows for the nine months then ended.





























                COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                         (Unaudited)
                                    September  30,   December 31
                                         2000           1999

CURRENT ASSETS
  Cash and cash equivalents          $    197,000     $   31,000

Receivables-
 Trade, less allowance for doubtful
 accounts of $ 69,000 at September 30,
2000 and $ 19,000 at December 31,1999
1.                                      3,018,000      1,359,000

Inventories                             1,019,000      1,051,000

Other                                      17,000         11,000

  Total current assets                  4,351,000      2,551,000

PROPERTY AND EQUIPMENT, at cost         2,582,000      2,559,000

  Less - Accumulated depreciation      (1,429,000)    (1,405,000)

PROPERTY AND EQUIPMENT, net             1,153,000      1,154,000

OTHER ASSETS                              136,000        136,000

TOTAL                               $   5,640,000    $ 3,841,000


           See notes to condensed consolidated financial statements.

                COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                               (Unaudited)
                                     September 30,       December 31,
                                        2000                1999
CURRENT LIABILITIES
  Accounts payable and accrued expenses$2,842,000       $1,459,000
  Credit facilities                     2,610,000        2,610,000
  Due to principal stockholder          1,351,000        1,351,000
Other                                     175,000           76,000

    Total current liabilities           6,978,000        5,496,000

LONG-TERM DEBT                          1,202,000        1,177,000

  Total liabilities                     8,180,000        6,673,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Convertible cumulative preferred stock,
  $.01 par value; 30,000 shares authorized,
   none issued.
Preferred stock, $.01 par value; 9,970,000
  shares authorized, none issued.
Common stock, $.05 par value,
  4,000,000 shares authorized,
  2,642,000 and 2,642,000 shares issued and
  outstanding at September 30, 2000
  and December 31, 1999, respectively.    133,000          133,000

Additional paid-in capital             25,410,000       25,410,000

Accumulated deficit                   (26,569,000)     (26,861,000)

Cumulative translation adjustment      (1,514,000)      (1,514,000)

TOTAL STOCKHOLDERS' EQUITY             (2,540,000)      (2,832,000)

TOTAL                                 $ 5,640,000      $ 3,841,000

               See notes to condensed consolidated financial statements.
                COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                               (Unaudited)
                                      September,30      September 30,
                                          2000               1999


SALES                                  $4,731,000       $3,621,000

COST OF SALES                           4,367,000        3,155,000

Gross Margin                              364,000          466,000

SELLING EXPENSES                          161,000          116,000

GENERAL AND ADMINISTRATIVE EXPENSES       406,000           98,000

Income / (loss) from operations          (203,000)         252,000

OTHER INCOME / (EXPENSE):

  Interest expense                        (14,000)        (121,000)

  Commission income
Other, net                                 27,000           37,000
Total other expense, net
Net income / (loss)                     $(190,000)        $168,000

INCOME / (LOSS) PER SHARE                   (0.07)            0.06
SHARES OUTSTANDING (AVERAGE)            2,642,000        2,642,000
           See notes to condensed consolidated financial statements.
             COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                (Unaudited)

                                     September 30,      September 30,
                                       2000                 1999


SALES                                 $ 9,937,000      $ 6,405,000

COST  OF SALES                          8,696,000        5,398,000


Gross  Margin                           1,241,000        1,007,000


SELLING EXPENSES                          472,000          621,000

GENERAL AND ADMINISTRATIVE EXPENSES       460,000          465,000


Income (Loss)  from  operations           309,000          (79,000)
Commission income                         175,000

Interest expense                         (194,000)        (382,000)

 Interest income
Other, net                                                 116,000

Total   other expense, net                (19,000)        (266,000)

Net   income / (loss)                    $ 290,000       $ (345,000)

INCOME / (LOSS) PER SHARE                     0.11            (0.13)
SHARES OUTSTANDING (AVERAGE)            2,642,000        2,642,000
         See notes to condensed consolidated financial statements.


              COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                       (UNAUDITED)
                                        September,30   September,30
                                           2000            1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                              $ 290,000       $ (345,000)
Adjustments to reconcile net
income to net cash used by operating
activities:
  Depreciation & Amortization              24,000          242,000
  (Increase) Decrease in accounts
  receivable, net                      (1,658,000)         156,000
  (Increase) Decrease in inventories,
  prepaid expenses and other assets        26,000          232,000
  Increase (Decrease) in accounts payable,
  accrued expenses and other current
  liabilities                           1,482,000          942,000
 Translation Adjustment
Cash provided (used)
        by operating activities           164,000          287,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment        ( 23,000)         (16,000)
Disposal Property Equipment                  0                0
	Net cash used by investing
        activities                        (23,000)         (16,000)
CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in credit
facilities and long-term
debt repayments                                           (381,000)
Net increase (decrease) in due
to principal stockholder                                    58,000
Net increase (decrease) in
long-term debt                             25,000

Net cash provided (used) by
financing activities                       25,000         (910,000)
Increase in cash and cash equivalents     166,000           52,000
Cash and cash equivalents at
the beginning of the period                31,000          137,000

Cash and cash equivalents at the
end of the period                        $197,000         $ 85,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest $194,000        $ 382,000


        See notes to condensed consolidated financial statements.



                COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2000 and 1999

                                     (Unaudited)


1.  SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies followed by quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's report on Form 10K for the fiscal year ended December 31, 1999

2.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory at September 30, 2000 and December 31, 1999 consisted primarily of finished goods.

3.  INCOME /(LOSS)PER SHARE:

Income (loss) per common share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding for each period. As of September 30, 2000 and December 31, 1999, common equivalent shares include the dilutive effect of stock options using the treasury stock method.


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

Working capital has a deficit of approximately $ 627,000 at September 30, 2000, a reduction in the deficit of approximately $ 318,000 from December 31, 1999. The ratio of current assets to current liabilities at September 30, 2000 was .62 to 1, as compared to .46 to 1 at December 31, 1999. The
Company has met its working capital requirements for the nine months ended September 30, 2000 primarily from a combination of internally generated funds and the used of cash and cash equivalents.
The Company utilizes a revolving credit facility with Congress Financial Corporation ("Congress") providing for borrowings up to $7,500,000 which expires on December 31, 1999. Maximum borrowings are tied by formula to eligible accounts receivable and inventories. Interest is charged on outstanding borrowings at prime plus 2.5%. This credit facility is secured by all assets of the Company. As of September 30, 2000 and December 31, 1999, borrowings outstanding under this credit facility amounted to approximately $ 998,041 and $1,001,000, respectively, and are classified as current liabilities.
This credit facility with Congress contains certain restrictive covenants. The minimum net worth requirements were not met by the Company as of September 30,2000 and December 31,1999. However, the lender has waived the minimum net worth requirements through December 31, 2000. The Company may not meet this covenant during 2000. Management anticipates that this credit facility may be renegotiated or extended in 2000.

The Company has another credit facility from a financial institution in the amount of $750,000, which is due on demand. Interest is charged on outstanding borrowings at prime rate plus 1%. The Company commenced borrowings under this line in 1997. As of September 30,200 and December 31,1999 borrowings outstanding under this credit facility were $750,000.
In addition to this credit facility the Company borrowed from the same institution $1,520,000 that was used primarily to pay off the second mortgage on the land and building to Congress Financial and to pay off the loan on the first mortgage to First Union. The balance on the note on September 30,2000 was $1,202,254.
The Company has another credit line from a financial institution in the amount of $800,000 due on demand. Interest is charged on outstanding borrowings at prime plus 2%. As of September 30,1999 borrowings under this line of credit amounted to $799,000. This line of credit facility is secured by a subsidiary's accounts receivable and inventory.
The Company, during 1992, obtained an additional credit facility from a financial institution in the amount of $1,200,000. This facility was collateralized by $300,000 in interest-bearing deposits and interest is charged on outstanding borrowings at prime rate plus 2.5%, which deposits were used to pay down the loan during 1996. At September 30,2000 there was no balance outstanding.
Management believes that through existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing at his discretion, the Company will be able to meet its working capital requirements during 2000.

FINANCIAL AND MANAGEMENT PLANS
T
he Company's stockholders' equity at September 30, 2000 and December 31, 1999 show a deficit of $2,540,000 and $2,832,000, respectively. During the third quarter of 2000, management continued the intensification in the sales of the new line of Audio Equipment under the name of "Memorex", which started in the second quarter of 1999. However, the company's ability to successfully implement its plan to reduce losses is dependent upon a number of factors beyond its control. These factors include the overall retail climate and competition, the success of new products and sales efforts, and fluctuation in the supply and costs of products sold. There can be no assurance that the Company's sales or financial condition will improve during fiscal year 2000.

RESULTS OF OPERATIONS

SALES

Sales for the third quarter of 2000 increased by approximately $1,110,000 or 31% compared to the corresponding period in 1999. Sales for the nine months ended September 30, 2000 increased by approximately $3,532,000 or 55% as compared to the corresponding period in 1999.

COST OF SALES AND GROSS MARGIN

Gross margin as a percentage of sales was approximately 7.7% in the third quarter of 2000 as compared to approximately 12.9% for the same period in 1999. Gross margin as a percentage of sales approximated 12.5% for the nine months ended September 30,2000 as compared to 15.8% for the corresponding period in 1999.

SELLING,  GENERAL AND ADMINISTRATIVE  EXPENSES

Selling, general and administrative expenses for the third quarter of 2000 increased by $355,000 as compared to the corresponding period in 1999. Selling, general and administrative expenses during the nine months ended September 30, 2000 decreased by $153,000 as compared to the corresponding period in 1999.

INTEREST EXPENSE  AND OTHER COSTS

Interest expense and other costs decreased by approximately $100,000 during the third quarter of 2000 compared to the corresponding period in 1999. Interest expense and other costs decreased by approximately $283,000 during the nine months ended September 30, 2000 as compared to the corresponding period in 1999. This decreased in the nine months [period is primarily attributed to an overall reduction in interest expense resulting from a decrease in the average borrowings during the year.

NET LOSS AND INCOME

The Company had a net income of approximately $190,000 for the third quarter ending September 30, 2000 compared to net income of $ 167,000 for the same period in 1999, During the nine months ended September 30, 2000, the Company had a net profit of approximately $290,000 as compared to net loss of $344,000 during the corresponding period in 1999.


















SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned - thereunto duly authorized.

COSMO COMMUNICATIONS CORPORATION


Date: November 17, 2000



           /s/ Amancio V. Suarez
          Amacio V. Suarez
          Chairman of the Board

          Chief Financial Officer





























??







16