Form 10-K/A
period 1999-12-31
COSMO COMMUNICATIONS CORP
filed 2000-12-07
CIK 718096

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (FEE REQUIRED)
	For the fiscal year ended December 31, 1999
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

Indicate by check mark whether the registrant (1) has filed all reports required
to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or
for such shorter period that the registrant was required to file such reports),
and (2) has been
subject to such filing requirements for the past 90 days. Yes  X
No__
Indicate by check mark if disclosure of delinquent filers pursuant to item
405
of Regulation S-K
is not contained herein, and will not be contained, to the best of
Registrant's
knowledge, in
definitive proxy or information statements incorporated by reference in
Part
III
of this Form 10-
K or any amendment to this form 10-K. Yes __    No  X
As of  Oct   , 2000, the  market value of the registrant's Common Stock held
by
non-affiliates of
the registrant was approximately $ 370,800 based on the closing bid price of
$
0.30 for the
Common Stock as reported on the OTC Bulletin Board on such date. Documents Incorporated by Reference
None.

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


The Company's principal executive offices are located at 16501 N.W. 16th
Court,
Miami,
Florida 33169 and its telephone number at such location is (305) 621-
4227.


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


Financial and Management's Plans
The Company continued to experience intense price competition in the consumer
electronic retail
market in 1999, particularly in the US. During the year,  management scaled
back
the US
operation and focused its business in Canada and in South and Central
America.
Sales in
Canada have achieved moderate success in distributing, under agreement, the
Memorex brand in
audio, TV and VCR product lines.
On May 21,1999 the Company entered into a stock purchase agreement with Communications
Systems Engineering Inc. ("CSE") and CSE Technologies Inc F/K/A CSE-
Nextel
Inc
(CSE
Technologies). The Company acquired 60% of the total shares outstanding.
CSE
and
CSE
Technologies design telecommunication equipment and telephone systems,
and
market its
products in South and Central America. The Company believes that this new
business will help
to improve profitability in the future.
Management believes that the transaction described in Note 10 and the support of
the new
shareholder will provide the Company with the resources necessary to meet
its
obligation over
the next year.  The Company's ability to ultimately return to profitability
is
dependent upon a
number of factors beyond its control, including the overall retail climate
and
competition.  There
can be no assurance that the Company's sales, gross margins, operating results
or financial
condition will improve in fiscal year 2001 (See Item 7, "Management's
Discussion
and Analysis
of Financial Condition and Results of Operations).
Products
Clocks - The Company has a wide range of clocks including electronic digital
alarm clocks,
quartz alarm clocks and quartz wall clocks.  The Company introduced its first
electronic digital
clock in 1977 and currently offers approximately  40 models which retail at
various prices
ranging from approximately $5 to $20.  The Company's electronic digital clocks
contain
microprocessors, printed circuit boards, light emitting diodes and ceramic
buzzers. These
products were manufactured by subcontractors in Hong Kong, and the
People's
Republic of
China who sometimes use components and materials supplied, and assembling
methods
developed, by the Company.  The Company offered a total of approximately
40
models of
quartz wall clocks in 1999, retailing from approximately $5 to $40. Subcontractors in Hong
Kong, and the People's Republic of China manufacture the Company's wall clocks.
The
Company also sold approximately 20 models of battery operated quartz alarm clocks during
1998, retailing from approximately $5 to $20. Subcontractors in Hong Kong and the People's
Republic of China manufacture the Company's battery operated quartz alarm clocks.


 .
Radios - The Company introduced its first electronic digital clock radio in
1982
and currently
offers 13 models, with retail prices ranging from approximately $10 to
$30.
The
Company's
electronic digital clock radios contain audio components as well as components
similar to those
in its electronic digital clocks.  In 1999, most of the units were manufactured
by subcontractors
in Hong Kong and the People's Republic of China who sometimes use components
and
materials supplied by the Company.  In the early 1990's, the Company began
to
market a line of
audio products in the Latin American and Canadian markets
Licensed Product -  In 1997 Cosmo finalized an agreement to market in
Canada
audio products
utilizing the brand- name "Memorex". Cosmo will also license the
"Memorex"
brand
name for
an alarm clock to be sold in conjunction with the Cosmo brand both in the
U.S.
and Canada.
Marketing - The Company's marketing strategy is targeted at high volume retailers with broad distribution networks such as mass merchandisers, drug and other specialty
chain
stores, and
other retailers.  Because of economic conditions, a number of past customers
of
the Company
have filed for bankruptcy, merged with other retailers, reorganized operations
or have ceased to
operate.  During 1999, sales to retailers in Canada had improved, specially
with
Wal-Mart
(Canada). Sales in the US continued to be weak as a result of strong competition from other manufacturers and importers.  The Company is attempting to overcome these
difficulties in
2000.  The following customers illustrate the Company's primary marketing
channels and major
customers in 1999.
Wal-Mart (Canada) - Mass Merchandiser
Canadian Tire         -  Specialty Chain


The Company believes that its sales to high volume retailers depends upon
its
ability to deliver a
large volume of attractive and reliable items at prices generally at or below
those of its
competitors.
Substantially all of the Company's domestic sales (Canada) are generated by
either the
Company's full-time sales staff or sales representatives.  Approximately
7%
of
the Company's
sales in 1999 were to customers within the United States, with the remainder of 93% to customers in Canada. See Note 9 of "Notes to Consolidated Financial Statements" for financial information about foreign and domestic operations.
Sales to the Company's largest customer, Wal-Mart of Canada, accounted for approximately
71% of sales for 1999. During 1999, 1998 and 1997, sales to Wal-Mart accounted for approximately 71%, 44% and 43%, respectively, of total sales. The loss of any major customer would have a significantly negative impact on the Company.
The Company's products are generally sold with a one year limited warranty on labor and parts.
Manufacturing
Most of the Company's products are manufactured by subcontractors. Substantially all of the subcontractors assemble products for the Company in accordance with the Company's specifi-cations. Subcontractors in Hong Kong, the Peoples Republic of China and Taiwan assemble clocks, clock radios and audio products. The Company performs quality control inspections on the premises of its subcontractors, and also inspects its products upon their arrival in the United
States and Canada.
All of the components and raw materials used by the Company are available from several sources of supply and the Company does not anticipate that the loss of any single supplier would have a material adverse effect on its business, operations or financial condition.
Product Development
During 1999, the Company introduced no new electronic digital alarm clocks
(LED
and LCD),
quartz alarm clocks, quartz wall clocks and clock radios into the market.
However in audio
products, which are where the Company intensified the sales efforts, all the expenses were incurred by the supplier. During the year ended December 31, 1999, the Company did not spend any significant amount in this area.
Competition
The consumer products industry in which the Company operates is characterized by intense price competition, ease of entry and changing patterns of consumer demand.
Sales volume and
profitability of particular consumer products can change significantly within a relatively short period. Accordingly, the Company is highly dependent on the ability of its management to anticipate and respond quickly to changes in trends for its products. The Company believes that important factors necessary to compete include name recognition, price, quality reliability, attractive packaging, speed of delivery to customers and new or additional product features. The Company believes that its future success will depend upon its ability to develop and manufacture reliable products, which incorporate developments in technology and satisfy consumer tastes with respect to style and design. Further, the
Company's ability to market such products at competitive prices is necessary in order to compensate for the lack of strong consumer name recognition.
The Company believes that, through its subcontractors, it is a significant manufacturer of electronic digital clocks and competes with several companies, including General
Time,
Westclox, and Spartus Corporation and Avance (Timex).
Foreign Operations
The Company has significant foreign operations. See Note 9 of "Notes to Consolidated
Financial Statements." The Company purchases finished products from various suppliers in the
Far East. The supply and cost of products and components can be adversely affected by changes in foreign currency exchange rates, increased import duties, loss of favorable tariff rates for products produced in the countries in which the Company subcontracts the manufacture of goods, imposition of import quotas, interruptions in sea or air transportation and political or economic changes in countries from which components or products are exported or into which they are imported. In order to meet unexpected levels of demand or to better secure its customers, the Company has utilized costly air shipping rather than fill orders promptly.
The Company will continue to subcontract a significant portion of its manufacturing needs to subcontractors in the Peoples Republic of China, Hong Kong and Taiwan. Any material change in the trade policies of the United States or these countries might have an adverse effect on the
Company's operations.
Employees
On December 31, 1999, the Company had 21 full-time employees, including
1 in
the
United
States, 1 in Hong Kong and 19 in Canada. In the United States, 1 engaged in administrative and executive personnel duties. In Hong Kong one employee is engaged in sales and administrative duties. In Canada, 9 employees engaged in manufacturing, distribution and service operations and 10 sales, administrative and executive personnel.
Executive Officers
The following table sets forth certain information with respect to the executive officers of the
Company as of March 31, 2000:

Name	                                Age	 Position

Amancio Victor Suarez	 ..........  63 Chairman of the Board of
Directors,
Chief
Executive Officer and Chief
Financial  Officer

Carlos Ortega ............     55  President, Chief Operating Officer
and
Director


Yu Wing Kin		  48   Vice President, Administration, Far East

Mr. Suarez is a co-founder of the Company and served as its Chief
Financial
Officer from its
inception.  On December 24, 1985, Mr. Suarez assumed the position of
Chief
Executive Officer.
Mr. Suarez is also involved in other business ventures primarily in the real
estate industry,
which do not compete with the Company.
Mr. Carlos Ortega, a Director and shareholder of the Company, was appointed
as
the new
President and Chief Operating Officer in July 1996. Mr. Ortega has been
a
director of the
Company since December 1992, and was one of the founders and principals of
Cargil
International Corporation, a company engaged in the distribution of household
products and
appliances to Latin America.
Mr. Kin has served as Vice President of Administration for the Far East since
joining the
Company in August 1978.
ITEM 2.	PROPERTIES
The Company's executive offices and principal domestic manufacturing warehouse
facilities are
located in a 48,000 square foot building at 16501 N.W. 16th Court,
Miami,
Florida.  Both the
land and building are owned by the Company subject to mortgage indebtedness
with
an
outstanding principal balance at December 31, 1999 of approximately
$1,253,000.
ITEM 3.	LEGAL PROCEEDINGS
The Company is from time to time involved in routine litigation incidental to its business most of which is adequately covered by insurance and none of which, in the opinion of management, is expected to have a material adverse effect on the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of fiscal 1999, the Company did not submit any matter
to a vote of
security holders.
PART II
ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
		STOCKHOLDER MATTERS
Price Range of Common Stock.  During 1999, the Company's common stock
("Common
Stock") was traded in the over-the-counter market under the NASDAQ symbol
"CSMO."
There were approximately 258 record holders of the Common Stock as of October
,2000.  The
following table sets forth the high and low prices for the Common Stock as reported for the periods indicated. These prices reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. On March
5,1996, the
Common Stock was delisted from the NASDAQ SmallCap Market as a result of the
Company's
inability to meet the minimum $1.00 bid price or its alternative, as required for continued listing on the NASDAQ SmallCap Market. On March 6,1996 the Common Stock was listed on the
OTC Bulletin Board.














	Fiscal Period	High	Low


1998	First Quarter		1.625   	0.4375
	Second Quarter		0.625 	0.3125
	Third Quarter		0.3125  	0.25
	Fourth Quarter		0.25 	0.1875

1999	First Quarter	....	0.13	0.09
                       Second Quarter................  	0.13	0.11



	Third Quarter		0.15	0.12
	Fourth Quarter		0.36	0.29

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
facilities of the
Company with Congress Financial Corporation prevent the payment of dividends.
ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
The following data should be read in conjunction with the Company's
Consolidated
Financial
Statements included elsewhere herein and the notes thereto, and "Item 7
-
Management's
Discussion and Analysis of Financial Condition and Results of
Operations."













 (In thousands, except share data)
December 31:         			 1999         1998         1997
1996
1995
Statement of Operations Data:
Sales                    	      	              $8,264   $14,221
$16,761     $15,964    $15,243
Cost of sales	                               7,710     12,163
12,430
11,779      12,044
Gross margin		                          554       2,058
4,331
4,185        3,199
Selling, general and
administrative expenses                1,438       2,867         4,158
4,011        3,589
Income (loss) from operations      (884)        (809)           173
174          (390)
Other expense, net		               (175)        (664)
(749)
(584)        (587)
Net (loss) income			     $(1,059)  $(1,473)      $(576)
$(410)
$(977)
              						=====	=====      =====
=====	      ====
Basic and diluted (loss) earnings
    per share                                   $(0.40)    $(0.56)
$(0.22)
$(0.16)      $(0.37)
							=====	=====	 =====
=====

====
Shares used in computing
    Loss per share			          2,642       2,642
2,642
2,642        2,642
							=====	=====	 =====
=====
=====
Balance Sheet Data:
Working Capital Deficit              $(2,918)  $(2,094)    $(880)
$(58)
$(1,089)
Total Assets                                     3,841      5,022
7,940
7,805        11,826
Long-term Debt                               1,177      1,247      1,323
1,702             465
Stockholders' Equity(Deficit)       (2,832)    (1,890)     (532)
52             462













ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
The following table sets forth, for the periods indicated, the relative percentages that certain items in the Company's Consolidated Statements of Operations bear to sales
and
the percentage
of change  in those items from period to period:
             	                                   As a Percent of
Sales
Percentage of Increase
                                                  Year Ended December
31,
(Decrease) for period December 31
	                           		____________________
____________________________

	                      	                             1998
1997
                                   	1999	1998         	1997
to
1999          to 1998

___________________________
____________________

Sales		 100.0%	100.0%	100.0%        (41.9)%        (15.2)%

Cost of Sales		   93.3 	  85.5	74.2           (36.6)%
(2.2)%

Gross Margin.. 		  6.7	14.5            25.8           (73.1)%
(52.5)%

Selling, general and
Administrative expenses...........      17.4          20.2
24.8

(49.8)%        (31.2)%

Income (loss) from operations         (10.7)          (5.7)
1.0
9.2%      (567.6)%

Other expense, net	                            (2.1)          (4.7)

(4.5)            (73.6)%        (11.3)%

Net Loss	                                         (12.8)%
(10.4)%
(3.4)%           (28.1)%       155.7%

1999 Compared to 1998:  Sales decreased from 1998 to 1999 by approximately
$5,957,000 or
41.9% as a result of scaling back sales activities in the US. During
1999
the
volume of direct
import sales in audio equipment also decreased by approximately
$271,000.
Gross
margin, as a
percentage of sales, decreased by 73.1% , as a result of the Company liquidating
its  inventory
held in the US.  Selling, general and administrative expenses were reduced
by
49.8% due to a
diminished US operation. Other expenses, net of interest and other miscellaneous income decreased due to a decrease in credit facility balances during the year. Net loss improved slightly from 1998 to a loss of $1,059,000 in 1999. (See
Item
1 "Financial
and Management's Plans for additional comments on fiscal year 1999 and fiscal
year 2000)
1998 Compared to 1997   Sales decreased from 1997 to 1998 by
approximately
$2,540,000, or
15.2%, primarily resulting from the Company not selling to Walmart(USA)
due
to a
higher level
of competition in the market of clocks and digital radios. During 1998 the
volume of direct
import sales from Asia in audio equipment increased by approximately
$4,069,000
due to the
introduction of Memorex products. Gross margin, as a percentage of sales, decreased by 52.5% mainly due to the fact that direct import sales have a lower margin than other products sold by the company. Additionally the cost of inventory had a negative effect as a result of a fluctuation in the Canadian exchange rate as compared to 1997. Selling, general and administrative expenses decreased as a percentage of sales, due to the Company's policy during the year to reduce operating expenses, primarily from a reduction in personnel in the
United
States. Other
expenses, net of interest decreased due to a decrease in credit facility balances outstanding during the year.
Net loss increased from $576,000 in 1997 to a net loss of $1,473,000 in 1998.(See Item
1."Financial and Management's Plans" for additional comments on fiscal year
1998 and the
Company's plans for fiscal year 1999).

Liquidity and Capital Resources
Working capital has a deficit of approximately $2,918,000 at December
31,
1999,
an increase
of approximately $824,000 from December 31, 1998.  The ratio of current assets
to current
liabilities at December 31, 1999 was .47 to 1, as compared to .63 to 1 at
December 31, 1998.
Credit facility and other financing arrangements consist of the following:
The Company utilizes a credit facility of up to $7,500,000, expired on
December
31, 1999.  The
credit facility is secured by all accounts receivable and inventories. Borrowings are based on a by formula to eligible accounts receivable and inventories.  Interest is charged
on outstanding
borrowings at the prime rate (8.50% at December 31, 1999) plus 2%. The credit
facility
contains a restrictive covenant related to minimum net worth requirements,
which
was not met
by the Company as of December 31, 1999.  The lender has waived such requirement
through
December 31, 2000.  As of December 31, 1999 and 1998, borrowings outstanding
under this
credit facility amounted to $1,001,000 and $1,948,000, respectively.
The Company has a promissory note to a financial institution in the amount
of
$750,000, which
is due on demand.  Interest is charged on outstanding borrowings at prime
plus
1%. This note is
secured by a secondary position on the Company's land and building in the
United
States.
During the current year, the Company has paid interest only.  As of
December
31,
1999 and
1998, there were borrowings outstanding under this credit facility of
$749,000
in each year.
The Company has a note payable to a financial institution in the amount of
$422,254. The notes
bears interest on outstanding borrowings at  prime plus 1% and is secured by
the
personal
guarantee of a stockholder. The Company has entered into an agreement with
this
financial
institution whereby a portion of the net proceeds collected from letter of
credits are applied to
reduce the outstanding borrowings.   As of December 31, 1999 and 1998,
borrowings
outstanding under this credit facility amounted to $61,000 and $212,000, respectively. The outstanding balance was paid off in fiscal year 2000.
The Company has a revolving note payable to a financial institution in the
amount of  $800,000
due on demand. The note bears interest on outstanding borrowings at prime
plus
2%. This note
is secured by all corporate assets and including a first mortgage in conjuction
with the long term
debt on the Company's land and buildings in the United States.  In the current
year, the
Company has paid interest only.  As of December 31, 1999 and 1998, borrowings
under this
line of credit amounted to approximately $799,000 in each year. The note will
mature in
December 2001.
Management believes that the transaction described in Note 10 and the support of
the new
shareholder will provide the Company with the resources necessary to meet
its
obligation over
the next year. (see Item 13)
The Company is subject to risk from exchange rate fluctuations.  Based on
the
Company's
evaluation of anticipated changes in exchange rates, the Company may from
time
to time
purchase forward exchange contracts to hedge against these risks.
However,
the
Hong Kong
dollar remains the functional currency of the Company's Hong Kong subsidiaries,
and the
Company does not hedge against risks of foreign currency transaction or translation loss.
Impact of Inflation
The effect of inflation on the Company's costs and operating expenses has
not
been significant.
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Company's Consolidated Financial Statements following page 17 of this
Annual Report
on Form 10-K.
ITEM 9.	DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The Company has reported no disagreements.
PART III
ITEM 11.        EXECUTIVE COMPENSATION
Summary Compensation Table.  The following table sets forth, for the
1999,
1998
and 1997
fiscal years, respectively, compensation paid or accrued by the Company to or on behalf of the
Company's Chief Executive Officer and each other executive officer whose total annual salary and bonus for the 1996 fiscal year totalled $100,000 or more (collectively, the
"Named
Executive Officers").



								              Annual
Compensation(1)


			        All Other
Name and Principal Position   		     Year    Salary ($)
Bonus
($)
Compensation

Amancio Victor Suarez
Chairman of the Board,
Chief Executive Officer and
Chief Financial Officer             			 		1999
-                  -                          -

1998
-                  -                          -

1997
-                  -
-


(1)  The column for "Other Annual Compensation" has been omitted because there
is no
compensation 	required to be reported in such column.  The aggregate
amount
of
perquisites and other personal benefits provided to each Named Executive Officer is less than 10% of the total of annual salary and bonus of such officer.

Option Grants Table. No options were granted during fiscal 1999.
Aggregated Fiscal Year-End Option Value Table.   No Named Executive
Officers
held any
options as of the end of the 1999 fiscal year.
Long-Term Incentive and Pension Plans.  The Company does not have any long-
term
incentive
or pension plans.
Compensation of Directors.  Directors who are not officers of the
Company
generally receive
meeting attendance fees of $300. However, each such director waived his right to
receive such
fees during 1999  Annual retainers are not currently provided to directors;
however, such
retainers may be re-instituted in the future.  Directors are eligible to receive
grants of options
under the Company's stock option plan.  No stock options were granted to any
directors of the
Company during 1999.
Employment Agreements, Termination of Employment and Change-in-Control Arrangements.
Currently there are no employment agreements with any Executives or
Officers
of
the Company.
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
12.6%
 16501 N.W. 16th Court
 Miami, Florida 33169

 A.J. Suarez
333,333
12.6%
16501 N.W. 16th Court
Miami, Florida 33169

Jose R. Aldariz
333,333
			            12.6%
c/o Cargil International Corp.
6812 N.W. 77th Court
Miami, Florida 33166

All directors and officers 				             1,423,493
	     53.5%
as a group (6 persons)(2)

(1)  	Includes 21,000 shares owned of record by a relative of Mr.
Suarez.


(2)	Includes 26,000 shares subject to presently exercisable options.


ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
As of December 31, 1999, the Company owed approximately $1,052,000 to
Amancio
Victor
Suarez, Chairman of the Board and Chief Executive Officer of the
Company, on
loans
previously made by Mr. Suarez to the Company to finance its working capital
needs.  During
1999, Mr. Suarez had an informal commitment with the Company to lend from
time
to time, as
needed, up to an additional $500,000 to the Company on a demand basis.
The
loans
bear
interest at 10.25%.  As of December 31, 1999 the aggregate amount owed by
the
Company to
Mr. Suarez was approximately $1,052,000, on a demand basis. During 1999 there
was an
increase on the balance owed to Mr. Suarez in the amount of  $461,000.
PART IV
ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a)	1.	Financial Statements:

		Reference is made to the index to the Company's Consolidated Financial Statements
		following page 17of this Annual Report on Form 10-K.

	2.	Financial Statement Schedules:

These schedules are otherwise contained within the Company's
Consolidated
Financial Statements following page 17 of this Annual Report on Form 10-
K.
	3.	Exhibits:

 		Exhibit No.	 Description
		  3.1		Registrant's Articles of Incorporation, as
amended
(1)
		  3.2	 	Registrant's Bylaws (2)
		10.1	 	Employment Agreement with Andrew Neckowitz (3)
10.2        Employment Agreement with Robert L. Scott (3)
10.3        Amended and Restated 1990 Stock Option Plan(Compensatory
Plan)(4)
		10.4	 	Credit Facility with Congress Financial
Corporation
and
Amendments
				   thereto(5)
		10.5	 	Shareholders Agreement (1)
              22.1	       List of Registrant's Subsidiaries (1)
____________________

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

(5) Filed in part herewith, and incorporated by reference to (i) exhibits
10.8,
10.9, 10.10,
10.11, 10.12 and 10.13 filed with the Registrant's Annual Report on Form
10-
K
for fiscal
1989, and (ii) exhibits 10.4 filed with the Registrant's Annual Reports on
Form
10-K for
fiscal 1990, 1991 and 1992, respectively.

(b) Reports on Form 8-K
	      No reports on Form 8-K were filed during the last quarter of the period covered by this report


Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange
Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COSMO COMMUNICATIONS CORPORATION
DATED: November  , 2000                                 /s/ Amancio V.
Suarez
AMANCIO VICTOR SUAREZ,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: November  , 2000
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

	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
	EACH OF THE THREE YEARS IN THE PERIOD ENDED
	DECEMBER 31, 1999

			F-5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	F-6


 INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Stockholders of
  Cosmo Communications Corporation and Subsidiaries:
We have audited the accompanying consolidated balance sheets of Cosmo Communications
Corporation and subsidiaries (the "Company") as of December 31, 1999 and
1998,
and the
related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United
States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 1999,
in conformity with accounting principles generally accepted in the United
States
of America.
As discussed in Note 10, the Company has entered into a transaction resulting in a significant transfer of ownership.



Certified Public Accountants
Miami, Florida

August 25, 2000








COSMO COMMUNICATIONS CORPORATION AND
SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


DECEMBER 31, 1999 and 1998
ASSETS

1999               1998

CURRENT ASSETS:
  Cash and cash equivalents
	               $    31,000              $ 137,000
  Accounts receivable, net of allowance for doubtful accounts of  $19,000 and $98,000, in 1999 and 1998, respectively
1,359,000
1,268,000
  Inventories

	       1,051,000              1,848,000
  Other assets (including $99,000  and $149,000 receivable from
	a related party in 1999 and 1998
110,000                317,000


	   __________       _________
    Total current assets
	        2,551,000            3,570,000

PROPERTY AND EQUIPMENT, net
1,154,000              1,244,000

OTHER ASSETS
136,000                208,000


		 ___________           _________

Total
$ 3,841,000           $5,022,000



LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses

$  1,459,000          $  1,244,000
  Credit facility and other financing arrangements

	       2,610,000	        3,708,000
  Due to principal stockholder

1,351,000                 592,000
  Other liabilities, including current portion

    of long-term debt

76,000                 121,000


__________         __________
    Total current liabilities

	       5,464,000             5,665,000

LONG-TERM DEBT, net

1,177,000             1,247,000


CONTINGENCIES (NOTE 7)

STOCKHOLDERS' DEFICIENCY:
 Convertible cumulative preferred stock, $0.01 par value;
   30,000 shares authorized, none issued


 Preferred stock, $0.01 par value; 9,970,000 shares authorized, none issued
 Common stock, $0.05 par value; 4,000,000 shares authorized;
   2,642,000 shares issued and outstanding as of
   December 31, 1999 and 1998
133,000                133,000
 Additional paid-in capital
	      25,410,000            25,410,000
 Accumulated deficit
(26,861,000)         (25,802,000)
 Accumulated Other Comprehensive Loss
(1,514,000)            (1,631,000)

___________
___________
Total stockholders' deficiency
(2,832,000)            (1,890,000)

___________        ___________
Total
$
3,841,000           $ 5,022,000

See notes to consolidated financial statements.
F-2
COSMO	 COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999
											1999
1998              1997

SALES, net						                      $
8,613,000
$14,221,000        $16,761,000

COST  OF SALES
7,710,000        12,163,000          12,430,000

__________
__________      _________

GROSS MARGIN						    	          903,000
2,058,000           4,331,000

__________
__________        _________
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES:
   Selling expenses
995,000           1,903,000            2,638,000
   General and administrative expenses
443,000              964,000            1,520,000
				          					   _________
_________        __________

Total selling, general and administrative expenses
1,438,000
2,867,000            4,158,000


_________         _________       __________
    INCOME(LOSS)  FROM OPERATIONS  		               (535,000)
(809,000)             173,000
										  __________
_________      ___________

OTHER INCOME (EXPENSE):
   Interest expense
(526,000)
(669,000)              (787,000)
   Interest income
2,000
5,000                   5,000
   Other, net
			                           33,000

___________
__________       ___________
Total other expense, net
(524,000)         (664,000)             (749,000)

___________
__________      ___________

NET LOSS
$
(1,059,000)    $ ( 1,473,000)        $( 576,000)



BASIC AND DILUTED LOSS PER SHARE  		 	 $            (.40)    $
(.56)        $         (.22)

SHARES USED IN COMPUTING
LOSS PER SHARE							      2,642,000
2,642,000            2,642,000





See notes to consolidated financial statements.









F-3


COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999

                                                     Common

		       Accumulated
		                                     Stock
Additional
Other
                      		     __        Shares __             Paid-
in
Accumulated   Comprehensive
		     	                Issued         Amount      Capital
Deficit              Income           Total

BALANCE,
    DECEMBER 31, 1996  2,642,000    $ 133,000   $25,410,000
$(23,753,000)
$(1,738,000)       $52,000



Net loss
(576,000)                             (  576,000)




Foreign Currency Translation

	    (8,000)       (8,000)
					_________   ________   __________
___________
___________  _______
BALANCE,
   DECEMBER 31, 1997         2,642,000     133,000      25,410,000
(24,329,000)       (1,746,000) ( 532,000)


Net loss
(1,473,000)       	                  (1,473,000)

Foreign Currency Translation

	           115,000        115,000

Comprehensive Loss               ________     ________    __________
__________        ______    (1,358,000)

BALANCE,
   DECEMBER 31, 1998         2,642,000      133,000       25,410,000
(25,802,000)      (1,631,000)  (1,890,000)


Net loss
(1,059,000)			          (1,059,000)

Foreign Currency Translation
		          117,000
117,000
Comprehensive Loss               _________     ________    __________
__________   _________    ( 942,000)
BALANCE,
   DECEMBER 31, 1999           2,642,000   $   133,000   $ 25,410,000 $
(26,861,000) $ (1,514,000) $(2,832,000)




See notes to consolidated financial statements.





F-4


COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999

	1999           1998            1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss

$ (1,059,000)	  $ (1,473,000)
$(576,000)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
  Depreciation and amortization
157,000                 131,000
197,000
Decrease (increase) in accounts receivable, net
(91,000)               1,800,000         (248,000)
 Decrease (increase) in inventories, other current
    assets and other assets
1,010,000            1,042,000
(40,000)
 (Decrease) increase in accounts payable and accrued expenses and other current liabilities
246,000                 217,000
(301,000)
 Foreign Currency Translation adjustment
117,000
	          115,000            (8,000)

_________
________         ________

   Net cash provided by (used in) operating activities
380,000          1,832,000         (976,000)

________          ________         ________

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment
(1,000)
(3,000)              (48,000)
	                        ________         _________
________


CASH FLOWS FROM FINANCING ACTIVITIES :
Net increase(decrease) in credit facility, other financing
   Arrangement and long-term debt
	(1,244,000)
(1,468,000)     1,081,000
Net increase(decrease)in due to stockholders
759,000
	  (309,000)        (61,000)

_________
__________    _________

 Net cash (used in)provided by financing activities
(485,000)          (1,777,000)      1,020,000

_________
_________    _________
DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS
(106,000)                 52,000           (4,000)

CASH AND CASH  EQUIVALENTS AT THE
  BEGINNING OF THE YEAR
137,000                 85,000
89,000

__________       __________         ________

CASH AND CASH EQUIVALENTS AT THE
  END OF THE YEAR
$
31,000           $  137,000         $
85,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION - Cash paid during the year for interest
$
271,000         $     599,000      $
66,000

SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES:

 Disposal of fully depreciated assets
$ 866,000                 $ 93,000

See notes to consolidated financial statements.
F-5
COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999
1.	GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General - Cosmo Communications Corporation and subsidiaries (the "Company") markets and distributes consumer electronic products. The Company has significant operations in the United
States, Hong Kong and Canada.
Financial Difficulties and Management's Plans - The Company has incurred significant losses, and has a significant working capital and stockholder deficiency. The Company continued to experience intense price competition in the consumer electronic retail market in
1999,
particularly in the US. During the year, management scaled back the US operation and focused its business in Canada and in South and Central America.
Management believes that the transaction described in Note 10 and the support of the new shareholder will provide the Company with the resources necessary to meet its obligation over the next year. The Company's ability to ultimately return to profitability is dependent upon a number of factors beyond its control, including the overall retail climate and competition.
Use of Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Fair Value of Financial Instruments - The Company's financial instruments include cash and cash equivalents, receivables, payables, debt and credit facilities. The fair values of such financial instruments have been determined based on current market interest rates as of
December 31,
1999. The fair values of these instruments were not materially different than their carrying (or contract) values.
Principles of Consolidation - The Company includes, in consolidation, its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.
Cash and Cash Equivalents - All highly liquid instruments with a maturity of three months or less when acquired are considered cash equivalents.



F-6



Inventories - Inventories are stated at the lower of cost (first-in, first-
out)
or market.
Other asset- Other asset as December 31, 1999 and 1998 consisted primarily
of
goodwill
associated with the purchase of a trademark. The unamortized balance at December 31, 1999 and 1998 amounted to $202,000 and $136,000, respectively.
Property and Equipment - Property and equipment is stated at cost.
Depreciation
is provided
using the straight-line method over the estimated useful lives of the related
assets which range
from three to eight years for property and equipment, other than the building,
which is
depreciated over thirty years.
Foreign Translation Adjustment - The accounts of the foreign subsidiaries
were
translated into
U.S. dollars in accordance with the provisions of Financial Accounting Standards Board No. 52
("SFAS 52"). Management has determined that the Hong Kong dollar is the functional currency of the Hong Kong subsidiaries and the Canadian dollar is the functional currency
of the
Canadian subsidiary.  Certain current assets and liabilities of these foreign
entities are
denominated in U.S. dollars.  In accordance with the provisions of SFAS
52,
transaction gains
and losses on these assets and liabilities are included in the determination
of
income for the
relevant periods.  Adjustments resulting from the translation of the financial
statements from
their functional currencies to United States. dollars are accumulated as
a
separate component of
other comprehensive income and have not been included in the determination
of
income for the
relevant periods.
Revenue Recognition - Sales are recognized upon shipment of goods.
During
the
years ended
December 31, 1999, 1998, and 1997, sales to a single customer accounted for
approximately
71%, 44%, and 43%, respectively, of total sales. Accounts receivable corresponding to this customer approximated $508,000 and $492,000 as of December 31, 1999 and
1998,
respectively.
Warranty Costs - The Company's products are sold with a one-year limited warranty. The net cost of warranty repairs is charged to cost of sales when the repair work is
performed since the
Company's annual net warranty liability is not significant.
Research and Development - The costs of research and development associated
with
new
product design, engineering, tooling, and testing are charged to cost of sales
as incurred.  Such
expenses aggregated approximately  $200,000 in 1997.  The Company did not
incur
any
significant amount in research and development in 1999 and 1998.
Income Taxes - The Company follows the guidelines contained in Financial Accounting
Standards Board Statement 109, Accounting for Income Taxes ("SFAS 109").
SFAS
109
requires an asset and liability approach for financial accounting and reporting
for income taxes.
In addition, SFAS 109 requires that deferred tax liabilities and assets be
adjusted in the period of
enactment for the effect of an enacted change in tax laws or rates.
Valuation
allowances are
established when necessary to reduce deferred tax assets to the amount expected
to be realized.
 Loss Per Share - Basic loss per share is computed based on the average number
of common
shares outstanding and diluted loss per share is computed based on the average
number of
common and potential common shares outstanding.  As of each period ended there
were no
dilutive common equivalent shares. The stock options discussed in Note 8 could
potentially dilute
earnings per share in the future but were not included in diluted loss per
share
since they would
be anti-dilutive for the periods presented.
Stock-Based Compensation Plans -  Stock-based compensation plans include all
arrangements
by which employees and non-employee members of the Board of Directors receive
shares of stock
or other equity instruments of the Company or the Company incurs liabilities
to
employees in
amounts based on the price of the Company's stock.  The Company has chosen
to
continue to
account for stock-based plans using the intrinsic value method prescribed by
Accounting
Principles Board Opinion ("APB") No.25, Accounting for Stock issued to
Employees
and related
interpretations. Accordingly, compensation cost of stock based compensation
are
measured as the
excess, if any, of the fair value of the Company's stock at the date of the
grant over the amount
an employee or non-employee member of the Board of Directors must pay for
the
stock. The
Company did not enter into any stock based compensation arrangement in
1999,
1998 and 1997.
Comprehensive Income - Statement of Financial Standards N0. 130,
Reporting
Comprehensive
Income requires that all components of  comprehensive income be reported in
a
full set of general
purpose financial statements. Accumulated other comprehensive loss as presented
on the
consolidated statements of  stockholders' equity represents the foreign currency
translation
adjustment.
Segment Reporting -  Segment reporting establishes standards for reporting
selected information
about operating segments.  It also establishes standards for related disclosures
about products and
services, geographic areas, and major customers.  The Company has adopted
SFAS
No. 131 in
1998.
New Accounting Pronouncement - In June 1998, the Financial Accounting
Standards
Board("FASB") issued Statement of Financial Accounting Standard ("SFAS")
No.
133,Accounting for Derivative Instruments and Hedging Activities. SFAS
No.
133
establishes
accounting and reporting standards requiring that every derivative instrument(including certain derivative instruments embedded in other contracts) be recorded in the balance
sheet as either an
asset or a liability measured at its fair value.  SFAS No. 133 requires that
changes in the
derivative's fair value be recognized currently in earnings unless specific
hedge accounting
criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement,
and
requires that a company
must formally document, designate and assess the effectiveness of transactions
that receive hedge
accounting treatment. In June 1999, the FASB issued SFAS No. 137,
Accounting
for
Derivative
Instruments and Hedging Activities - Deferral of the Effective Date of
adoption
of SFAS No. 133
to fiscal years beginning after June 15, 2000.  The Company does not believe
that the adoption of
SFAS No. 133 will have a material impact on its consolidated financial statements.
 2.	ACCOUNTS RECEIVABLE
The activity for the allowance for doubtful accounts is as follows for the years ended
December 31:

								          1999
1998              1997
	Beginning balance
$98,000
$134,000       $  235,000
	Provision
36,000
66,000           409,000
	Write-offs, net of recoveries		                  (115,000)
(102,000)        (492,000)
	Ending balance				      		          $
19,000
$  98,000       $  134,000

The Company carries accounts receivable at the amounts it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they
are
received. The
ultimate amount of accounts receivable that become uncollectible could differ
from those
estimated.
3.	PROPERTY AND EQUIPMENT
Property and equipment consisted of the following as of December 31:

1999               1998
	Land
$     400,000     $    400,000
	Building
1,600,000        1,600,000
	Leasehold improvements
288,000
286,000
	Plant and equipment
196,000           966,000
	Auto and trucks
21,000
21,000
	Furniture and fixtures
63,000
160,000
	Total
2,568,000        3,433,000
   	Less accumulated depreciation and amortization	             (
1,414,000)
(2,189,000)
									    		     $
1,154,000     $ 1,244,000





















































4.	CREDIT FACILITY AND OTHER FINANCING ARRANGEMENTS
Credit facility and other financing arrangements consist of the following:
Credit facility - The Company utilizes a credit facility of up to
$7,500,000
which had expired on
December 31, 1999.  The credit facility is secured by all accounts receivable
and inventories.
Borrowings are based on a formula to eligible accounts receivable and inventories. Interest is charged on outstanding borrowings at the prime rate (8.50% at December
31,
1999)
plus 2%.
The credit facility contains a restrictive covenant related to minimum net
worth
requirements,
which was not met by the Company as of December 31, 1999.  The lender has
waived
such
requirement through December 31, 2000.  As of December 31, 1999 and
1998,
borrowings
outstanding under this credit facility amounted to $1,001,000 and
$1,948,000,
respectively.
Promissory note - The Company has a promissory note to a financial institution
in the amount of
$750,000, which is due on demand.  Interest is charged on outstanding borrowings
at prime plus
1%. This note is secured by a secondary position on the Company's land
and
building in the
United States.  During the current year, the Company has paid interest only.
As
of December 31,
1999 and 1998, there were borrowings outstanding under this credit facility
of
$749,000 in each
year.
Note payable - The Company has a note payable to a financial institution in
the
amount of
$422,254. The notes bears interest on outstanding borrowings at  prime plus
1%
and is secured
by the personal guarantee of a stockholder. The Company has entered into an
agreement with
this financial institution whereby a portion of the net proceeds collected
from
letter of credits are
applied to reduce the outstanding borrowings.   As of December 31, 1999
and
1998, borrowings
outstanding under this credit facility amounted to $61,000 and $212,000, respectively. The outstanding balance was paid off in fiscal year 2000.
Revolving note payable - The Company has a revolving note payable to a financial
institution in
the amount of  $800,000 due on demand. The note bears interest on outstanding
borrowings at
prime plus 2 %. This note is secured by all corporate assets and including a
first mortgage in
conjuction with the long term debt on the Company's land and buildings in
the
United States.  In
the current year, the Company has paid interest only.  As of December
31,
1999
and 1998,
borrowings under this line of credit amounted to approximately $799,000 in each year. The note will mature in December 2001.
5.  LONG-TERM DEBT
Long-term debt consisted of the following as of  December 31:



1999                 1998
	Promissory note at prime rate plus 1% in monthly
	installments of principal and interest of
	approximately $18,000 expiring in December
	2001, at which time the entire outstanding balance
	is due, collateralized by a first mortgage inconjunction
	with a revolving  note payable on the Company's land
         and building in the United  States
$1,253,000       $ 1,323,000

	Less current portion
(76,000)              (76,000)
Long-Term Debt				       		           $
1,177,000
$1,247,000





6.	INCOME TAXES
The domestic and foreign components of net (loss) income were as follows for the years ended
December 31:



1999
1998           1997
	Domestic  	         	                         $ (1,314,000)   $
(1,465,000)   $ (882,000)
	Foreign
255,000
(2,000)       306,000
	Total balance
$(1,059,000)
$
(1,463,000)  $ (576,000)



Domestic - The Company has unused domestic tax loss carryforwards of approximately
$32,000,000 to offset future taxable income.  Such carryforwards expire from
the
year 2000
through the year 2015.  Included in the tax loss carryforwards is approximately
$5,820,000
obtained in connection with the acquisition of Cosmo Electronics, Inc.
which
are
only available
to offset future taxable income of Cosmo Electronics, Inc.  The deferred tax
asset and related
valuation allowance recorded by the Company as a result of these domestic
tax
loss carryforwards
is $12,000,000 as of December 31, 1999.
Foreign - The Company has unused foreign tax loss carryforwards of approximately
$5,707,000
to offset future taxable income.  Approximately $280,000 of these tax loss
carryforwards expires
by 2002.  The remainder may be carried forward indefinitely.  The deferred
tax
asset and related
valuation allowance recorded by the Company as a result of these foreign tax
loss carryforwards
is $1,837,000 as of December 31, 1999.
The Company has reduced the deferred tax assets resulting from its domestic
and
foreign tax loss
carryforwards by a valuation allowance as it has determined that it is more
likely than not that
the deferred tax assets will not be realized.  The change in the valuation
allowances from
December 31, 1998 to December 31, 1999 for the domestic and foreign components
was an
decrease of  $1,449,000 and an increase of  $368,000, respectively.
7.	CONTINGENCIES
Litigation - From time to time, the Company is engaged in ordinary routine
litigation incidental
to its operations.  The Company, after considering the advice of legal counsel,
believes that any
such litigation will not have a material adverse effect on its consolidated
financial position.
The Company is not in compliance with the filing requirements of the
U.S.
Securities and
Exchange Commission.  Management is unable to determine what effect, if any,
this non-
compliance will have on its operations.
8.	STOCK OPTION PLAN
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
Canada.
Borrowings are principally in the United States.
1999
                           			 Domestic	Foreign
	Other
		Total

         Assets			   	           $2,818
$936
$ 87                $3,841
Sales, net				                616                 7,648

	-                   8,264
Gross Margin				       (481)		      1,073

(38)                  554
Net income(loss)			    (1,276)		         255
(38)	          (1,059)

1998
         Assets				        	$   3,302		$
1,508

$  212                 $5,022
Sales, net					     7,430                6,791

-  	           14,221
Gross Margin			             1,204
659

	      -		             1,863
Net income(loss)	   	           (1,148)		       (325)

- 		   (1,473)

1997
         Assets				       	$  5,836		$
1,650

$  454                 $7,940
Sales, net				          10,728                 6,024

	9                 16,761
Gross Margin			   	    3,080		     1,235
16 	             4,331
Net income(loss)			     (805)			221
8

(576)



10.	SUBSEQUENT EVENT
During April  2000, the Company and its principal shareholders entered into
a
stock
purchase agreement with Starlight Marketing Development Ltd.
("Starlight"),
a
Hong
Kong corporation, whereby Starlight will become the Company's new principal
shareholder for $1,000,000 paid to the Company.  Starlight is a distributor
of
consumer
products in the Far East. During Fiscal year 2000, Starlight has made bridge
loans to the
Company in the amount of $400,000  to fund operations.  As part of the stock
purchase
agreement, assets and liabilities with a book value of  $1,433,000 and
$2,851,000,
respectively as of December 31, 1999 will be assigned to the principal shareholder.
Additionally, the principal shareholders loans in the amount of
$1,351,000
as of
December
31, 1999 shall be recapitalized into shares of Common Stock. The current prinicpal shareholder also has guaranteed the net asset value of the Company at the closing date to
Starlight. The transaction is expected to be consumated in the last quarter of fiscal year
2000.


* * * * * *





		1
10

1