Form 10-Q
period 1999-12-31
COSMO COMMUNICATIONS CORP
filed 2001-05-15
CIK 718096

12345678901234567890123456789012345678901234567890123456789012345678901234567890
6789012345678904647484950515253
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended March 31, 2001

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

	Commission File Number         0-11968
COSMO COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

FLORIDA                              59-2268005
(State or other jurisdiction of		(I.R.S. Employer
     incorporation or organization)		    Identification No.)

106 Ferrier Street Markham Ontario,Canada
(Address of principal executive offices)

Registrant's telephone number including area code: (905) 940-0560
16501 N.W. 16th Court, Miami, Florida
Former name, former address, and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be
 filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
 12 months (or for such shorter period that the registrant was required to file such reports), and (2) and has been subject to such filing requirements for the past 90 days.
Yes     X      	No
3,884,000 shares of the issuer's Common Stock were outstanding as of the latest practicable date March 31,2001







INDEX


Registrant's Representations...........................................
 ............................. 3
Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets
March 31, 2001 and December 31, 2000...................................
 ................4-5

      Condensed Consolidated Statements of  Operations
      for the three months ended March 31,2001 and 2000...............
 .................6

  Condensed Consolidated Statements of Cash Flows for
the six months ended March 31, 2001 and 2000............................
 ...... 7

Notes to Condensed Consolidated
Financial Statements....................................................
 ........ .. . 8


Management's Discussion and Analysis of
Financial Condition and Results of Operations.........................
 ............... 9-11

Signature.............................................................
 .......
 .............. 12




PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

The registrant represents that the Condensed Consolidated Financial Statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America, applied on a basis consistent with prior years and that such Condensed Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments
(which include only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Cosmo Communications Corporation and its subsidiaries (the "Company"), as of March 31, 2001 and the results of its operations and its cash flows for the three months then ended.

































COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)




March 31            December 31


2001  _                2000___


CURRENT ASSETS
  Cash and cash equivalents
 $      155,000
        $       599,000

Receivables-
  Trade, less allowance for doubtful
     accounts of $ 58,000 at March 31,
     2001 and at December

      31, 2000.
                               237,000
      875,000

Inventories
                           1,336,000
           1,348,000

Other
                                         25,000
                 44,000


Total current assets
                        1,753,000                2,866,000


PROPERTY AND EQUIPMENT, at cost
       76,000                     74,000

  Less - Accumulated depreciation
            (63,000)                    (65,000)


PROPERTY AND EQUIPMENT, net
       13,000                       9,000

OTHER ASSETS
                         108,000                    109,000




TOTAL
                        $     1,874,000                 $  2,984,000

See notes to condensed consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
(Unaudited)


                         March 31,           December 31,
2001		2000

CURRENT LIABILITIES
  Accounts payable and accrued expenses             $   1,322,000
          $  1,469,000
  Credit facilities
             1,748,000              2,184,000
  Due to principal stockholder
     1,181,000              1,181,000


                                                 Total current liabilities
                                        4,251,000              4,834,000



  Total liabilities
                 4,251,000              4,834,000






 COMMITMENTS AND CONTINGENCIESSTOCKHOLDERS' EQUITY:
Convertible cumulative preferred stock,
  $.01 par value; 30,000 shares authorized,
   none issued.
Preferred stock, $.01 par value; 9,970,000
  shares authorized, none issued.
Common stock, $.05 par value,
  4,000,000 shares authorized,
  3,884,000 and 3,884,000 shares issued and
  outstanding at March 31, 2001
  and December 31, 2000, respectively.
      194,000                  194,000

Additional paid-in capital
                 25,030,000             25,030,000

Accumulated deficit
                   (26,067,000)          (25,623,000)

Cumulative translation adjustment
                ( 1,534,000)            (1,451,000)


TOTAL STOCKHOLDERS' EQUITY
(2,377,000)             (1,850,000)

TOTAL
$ 1,874,000             $ 2,984,000


See notes to condensed consolidated financial statements.



COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH  31, 2001 AND 2000

(Unaudited)

  March 31,                   March 31,

     2001                        2000



SALES
     	     $       920,000              $  1,360,000

COST OF SALES
                  930,000                  1,223,000

 Gross Margin
                             (10,000)                    137,000



                                          SELLING EXPENSES
                  360,000                     286,000

GENERAL AND ADMINISTRATIVE EXPENSES               58,000
                       57,000

Income / (loss) from operations
           (428,000)                    (206,000)




OTHER INCOME / (EXPENSE):	            31,000	          113,000

  Interest expense
                    (47,000)                      (86,000)


Total other expense, net
                        (16,000)                      27,000



    Net income / (loss)
                 $       (444,000)                   (179,000)


INCOME / (LOSS) PER SHARE
             (0.14)                          (0.06)

SHARES OUTSTANDING (AVERAGE)
 3,884,000                 2,642,000


See notes to condensed consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2000
(Unaudited)

 2001                            2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)
         $        (440,000 )           $  (179,000)

Adjustments to reconcile net income to net
cash used by operating activities:
  Depreciation & Amortization
                        1,000                       14,000
  (Increase) Decrease in accounts receivable, net
 638,000                   544,000
  (Increase) Decrease in inventories, prepaid expenses and
 other assets
                  31,000                     (9,000) (Decrease)
 Increase in accounts payable,
			    accrued expenses and other current liabilities
 (147,000)                (591,000)
Translation adjustment
(83,000)	            -

Net cash provided by (used in) operating activities

  (4,000)                   (211,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment

  ( 4,000)                      (10,000)

	Net cash used in investing activities

(4,000)                       (10,000)
CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in credit facilities

(436,000)                    229,000

	Net cash provided by (used in) financing activities

 (436,000)                   (291,000)

	(Decrease) Increase in cash and cash equivalents
 (444,000)                        8,000
Cash and cash equivalents at the beginning of the period


599,000                     31,000

Cash and cash equivalents at the end of the period

  $    155,000                  $ 39,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                     Cash paid during the period for interest
    47,000                      88,000



See notes to condensed consolidated financial statements.





COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


MARCH 31, 2001 and 2000


(Unaudited)


1.  SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies followed by quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's report on Form 10K for the fiscal year ended December 31, 2000.
2.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out)
 or market. Inventory at March 31, 2001 and December 31, 2000 consisted primarily of finished goods.

3.  INCOME /(LOSS)PER SHARE:


Income (loss) per common share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding for each period. As of March 31, 2001 and December 31, 2000, common equivalent shares include the dilutive effect of stock options using the treasury stock method.
















ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          	      AND RESULTS OF OPERATION

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the period included in the accompanying condensed consolidated financial statements.
 .
FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK
This quarterly report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of such risks and uncertainties, including, among others, general economic conditions, governmental regulation and competitive factors, and, more specifically, interest rate levels availability of financing, consumer confidence and preferences, the effectiveness of the Company's competitors, and costs of materials and labor.
 In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this quarterly report will in fact transpire.
LIQUIDITY AND CAPITAL RESOURCES
Working capital has a deficit of approximately $2,498,000 at March 31, 2001, an increase of approximately $530,000 from December 31, 2000. The ratio of current assets to current liabilities at March 31, 2001 was .41 to 1, as compared to .59 to 1 at December 31, 2000. The Company has met its working capital requirements for the six months ended March 31, 2001 primarily from a combination of internally generated funds and the use of cash and cash equivalents.
The Company utilizes a revolving credit facility with Congress
 Financial Corporation ("Congress") providing for borrowings up to $7,500,000 which expired on December 31, 2000. Maximum borrowings are tied by formula to eligible accounts receivable and inventories. Interest is charged on outstanding borrowings at prime plus 2.5%. This credit facility is secured by all the accounts receivable and inventories of the Company. As of
 March 31, 2001 and December 31, 2000, borrowings outstanding under this credit facility amounted to approximately $ 998,000 and $998,000, respectively, and are classified as current liabilities. This credit facility with Congress contains certain restrictive covenants. The minimum net worth requirements were not met by the Company as of March 31, 2001 and December 31, 2000.
However, the lender has waived the minimum net worth requirements through March 31, 2000. The Company is working with its new investors to refinance and to repay this facility in the next few months, subject to financing availability from another institution.
The Company has another credit facility from a financial institution in the amount of $750,000, which is due on demand.
 Interest is charged on outstanding borrowings at prime plus 1%.
 The company commenced borrowings under this line in 1997.
As of March 31, 2001 and December 31,2000 borrowings outstanding under this credit facility  were  $750,000.
Management believes that through existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing at his discretion, the Company will be able to meet its working capital requirements during 2001. FINANCIAL AND MANAGEMENT PLANS
The Company's stockholders' equity at March 31, 2001 and December
 31, 2000 was ($2,377,000) and ($1,451,000), respectively. During the first quarter of 2001, management continued to implement its plan to focus the Company's business in the Canadian market, and in introducing new lines of wireless phone accessories. The first quarter result was affected by seasonal high returns from retail chains after the holidays sales in fourth quarter of last year.
  Management expects results will improve in the third and fourth quarters. However, improved results depend upon a number of factors beyond the Company's control. These factors include the overall retail climate and competition, the success of new products and sales efforts, and fluctuation in the supply and costs of products sold. There can be no assurance that the Company's sales or financial condition will improve during fiscal year 2001.

RESULTS OF OPERATIONS
SALES
Sales for the first quarter of 2001 decreased by approximately
 $440,000 or 32% compared to the corresponding period in 2000. This was attributable to phasing out of the US operation which was non-profitable.
COST OF SALES AND GROSS MARGIN
Cost of sales in the first quarter exceeded sales due to high volume of goods returned from customers. Goods returned were marked down 50% immediately until they were reconditioned to
 resell state.   Gross margin on average should be approximately
 17% of sale.

SELLING,  GENERAL AND ADMINISTRATIVE  EXPENSES
Selling, general and administrative expenses for the first quarter of 2001 increased by $75,000 as compared to the corresponding period in 2000 mainly due to advertising allowance provided to retail customers to promote the Company's new products as a new initiative in 2001.


INTEREST EXPENSE  AND OTHER COSTS
Interest expense and other costs decreased by approximately
 $39,000 during the first quarter of 2001 compared to the corresponding period in 2000. This decrease is primarily attributed to an overall reduction in interest expense resulting from a decrease in the average borrowings during the first quarter of
 2001 as compared the same period in 2000.

NET LOSS AND INCOME
The Company had a loss of approximately $444,000 for the first quarter ended March 31, 2001 compared to net loss of $ 179,000 for the same period in 2000.
  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned - thereunto duly authorized.

COSMO COMMUNICATIONS CORPORATION


Date:	May 14, 2001



           /s/ PHILIP S. H LAU
	PHILIP S.H. LAU
	Chairman of the Board





















??







12