Form 10-Q
period 2001-06-30
COSMO COMMUNICATIONS CORP
filed 2001-08-10
CIK 718096

Form 12b-25 SEC 1344 (7-2000) Previous versions obsoletePersons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number. OMB APPROVAL OMB Number: 3235-0058 Expires: January 31, 2002 Estimated average burden hours per response. . .2.50 UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 12b-25 SEC FILE NUMBER CUSIP NUMBER NOTIFICATION OF LATE FILING (Check One): Form 10-K Form 20-F Form 11-K Form 10-Q Form N-SAR For Period Ended: ______________________ [ ] Transition Report on Form 10-K [ ] Transition Report on Form 20-F [ ] Transition Report on Form 11-K [x] Transition Report on Form 10-Q [ ] Transition Report on Form N-SAR For the Transition Period Ended: __June 30, 2001_________________ Read Instruction (on back page) Before Preparing Form. Please Print or Type. Nothing in this form shall be construed to imply that the Commission has verified any information contained herin. If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates: ______________________________________________________________________________ PART I -- REGISTRANT INFORMATION __________________________________________________ Full Name of Registrant __________________________Cosmo Communications Corp__________________________ Former Name if Applicable ____________________________________________________________________________ Address of Principal Executive Office (Street and Number) ________________________106 Ferrier Street, Markham L3R 2Z5_City, State and Zip Code PART II -- RULES 12b-25(b) AND (c) If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate) (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense; x (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F,11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable. PART III -- NARRATIVE State below in reasonble detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, N-SAR, or the transition report portion thereof, could not be filed within the prescribed time period. (Attach Extra Sheets if Needed) Company Undergoing Management Change - delaying in finalization of Accounts PART IV-- OTHER INFORMATION (1) Name and telephone number of person to contact in regard to this notification _________________________ (Name)____Carol Atkinson_____________________ (Area Code)_508-485-7806________________________ (Telephone Number) (2) Have all other periodic reports reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceeding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s). Yes ___________________________________________________________________________ (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof? No If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made. Cosmo Communications Corp_____ (Name of Registrant as Specified in Charter) has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized. Date_August 9, 2001________________ By___Philip S. H. Lau, Chairman of the Board___ INSTRUCTION: The form may be signed by an executive officer of the registrant of by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (orther than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form. ATTENTION International misstatements or omissions of fact constitute Federal Criminal Violations (See 18 U.S.C. 1001). General Instructions 1. This form is required by Rule 12b-25 (17 CFR 240.12b-25) of the General Rules and Regulations under the Securities Exchange Act of 1934. 2. One signed original and four conformed copies of this form and amendments thereto must be completed and filed with the Securities and Exchange Commission, Washington, D.C. 20549, in accordance with Rule0-3 of the General Rules and Regulations under the Act. The information contained in or filed with the form will be made a matter of public record in the Commission files. 3. A manually signed copy of the form and amendments thereto shall be filed with each national securities exchange on which any class of securities of the registrant is registered. 4. Amendments to the notifications must also be filed on form 12b-25 but need not restate information that has been correctly furnished. The form shall be clearly indentified as an amended notification. 5. Electronic filers. This form shall not be used by electronic filers unable to timely file a report solely due to electronic difficulties. Filers unable to submit a report within the time period prescribed due to difficulties in electronic filing should comply with either Rule 201 or Rule 202of Regulation S-T (232.201 or 232.202 of this chapter) or apply for an adjustment in filing date pursuant to Rule 13(b) of Regulation S-T (232.13(b) of this Chapter). http://www.sec.gov/divisions/corpfin/forms/12b-25.htm Last update: 07/20/2000