Form 10-Q
period 2001-09-30
COSMO COMMUNICATIONS CORP
filed 2001-11-14
CIK 718096

Form 12b-25

      SEC 1344
      (7-2000)
      Previous versions obsoletePersons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.




      OMB APPROVAL
      OMB Number: 3235-0058
      Expires: January 31, 2002
      Estimated average burden
      hours per response. . .2.50
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 12b-25
      SEC FILE NUMBER
      CUSIP NUMBER
NOTIFICATION OF LATE FILING
(Check One):  Form 10-K  Form 20-F  Form 11-K  Form 10-Q
 Form N-SAR
For Period Ended: _September 30, 2001_____________________
[ ] Transition Report on Form 10-K
[ ] Transition Report on Form 20-F
[ ] Transition Report on Form 11-K
[x] Transition Report on Form 10-Q
[ ] Transition Report on Form N-SAR
For the Transition Period Ended: __September 30, 2001___
      Read Instruction (on back page) Before Preparing Form. Please Print or
      Type.
      Nothing in this form shall be construed to imply that the Commission has verified any information contained herin.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:
_____________________________________________

    PART I -- REGISTRANT INFORMATION
      __________________________________________________
      Full Name of Registrant
      __________________________Cosmo Communications Corp___
      Former Name if Applicable
      __________________________________________________________
Address of Principal Executive Office (Street and Number)
      ________________________106 Ferrier Street, Markham L3R 2Z5_________
      City, State and Zip Code

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

Company Undergoing Management Change - delaying in finalization of Accounts

PART IV-- OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification


      _________________________
      (Name)____Carol Atkinson_____________________
      (Area Code)_508-485-7806________________________
      (Telephone Number)

(2) Have all other periodic reports reports required under
Section 13 or 15(d)
of the Securities Exchange Act of 1934 or Section 30 of the
Investment
Company
Act of 1940 during the preceeding 12 months or for such shorter period that the
registrant was required to file such report(s) been filed? If answer is no,
identify report(s). Yes
__________________________________________________________

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



Cosmo Communications Corp___________________________________
(Name of Registrant as Specified in Charter) has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.
Date_November 14, 2001 By___Philip S. H. Lau, Chairman of the Board

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