Form 10-K
period 2000-12-31
COSMO COMMUNICATIONS CORP
filed 2002-01-18
CIK 718096

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15
(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
OR [  ]	TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE 	SECURITIES
EXCHANGE ACT OF 1934 Commission file number
0-119698

COSMO COMMUNICATIONS CORPORATION
(Exact name of small business issuer as
specified in its charter)

Florida                    59-2268005
	(State or other jurisdiction
(I.R.S. Employer of incorporation or
organization)Identification No.)

106 Ferrier Street, Markham, Ontario, Canada
(Address of principal executive offices)
Registrant's telephone number, including area code: (905) 940-0560 Securities registered pursuant to Section 12 (b) of the Exchange Act:
None Securities registered pursuant to Section
12(g) of the Act: Common Stock, $.05 par value
(Title of Class)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_ No X Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.
The registrant's revenues for the fiscal year ended December 31, 2000 were $9,117,000.
As of September 14 , 2001, the market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately
$29,104 based on average of the bid and asked price of $ 0.001 for the Common Stock as reported on the OTC Bulletin Board on such date. The number of shares outstanding of the registrant's common stock is 29,104,066 as of November 30, 2001.


Documents Incorporated by Reference None.


PART I

Forward-Looking Statements and Associated Risk

This annual report of Cosmo Communications
Corporation (the "Company") contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of
1934, including statements regarding, among other items, (i) the Company's growth strategies, (ii) anticipated trends in the consumer electronics industry, and (iii) the Company's ability to obtain and maintain adequate financing for its operations. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of such uncontrollable factors, including, among others, general economic conditions, governmental regulation and competitive factors, and, more specifically, interest rate levels, availability of financing, consumer confidence and preferences, the effectiveness of the Company's competitors, and costs of materials and labor. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this annual report will not materially differ from actual results.


Item 1.	Description of Business

General

Since its inception in March 1983, the Company, through its subsidiaries, has imported, marketed and distributed in the United States and Canada consumer electronic products, including televisions, video cassette recorders, audio equipment, digital alarm clocks, quartz alarm clocks, quartz wall clocks, clock radios and combination products such as clock radio telephones. The audio equipment includes a full line of audio products, including personal cassette players, portable stereos and music centers with and without compact disc players. During the year ended December 31, 2000, substantially all of the Company's sales activity occurred in Canada.

The Company's products are marketed principally under its own label to mass merchandisers, drug store chains, specialty chain stores and other high-volume retailers. The Company's products are generally manufactured by subcontractors in China.

The Company's principal executive offices are located at 106 Ferrier Street, Markham,
Ontario, Canada and its telephone number at such location is (905) 940-0560.

Subsequent Events and Financial and
Management's Plans. During 2001, a change in control of the Company occurred. In April
2000, the Company and certain controlling shareholders of the Company at that time entered into a Stock Purchase Agreement pursuant to which the Company agreed to sell shares of common stock representing 84.89% of the outstanding common stock to Master Light
Enterprises Ltd. ("Master Light"), a subsidiary of Starlight International Limited
("Starlight"), a publicly held company traded on the Hong Kong Stock Exchange, for $1 million. Pursuant to an amendment to the Stock
Purchase Agreement, in January, 2001, Master
Light acquired 1,347,420 shares of the
Company's Common Stock, representing 49.11% of the Company's Common Stock outstanding at that time, and representatives of Starlight were appointed to the Board of Directors of the Company replacing the incumbent directors.

In August 2001, the transactions contemplated by the Stock Purchase Agreement, as amended, were consummated and, after rescinding the purchase of 1,347,420 shares, Master Light acquired from the Company 26,585,008 shares of the Company's Common Stock, representing 91.3% of the Company's currently issued and outstanding Common Stock. As part of the Stock
Purchase Agreement, the stock of two of the Company's subsidiaries, Cosmo Telecom Corp. and
Cosmo World Wide Corp., were transferred to the former controlling shareholders of the Company.
In September 2001, additional capital
contributions from Starlight allowed the
Company to discharge all the Company's
obligations to its lending institutions and provided further capital to allow the Company to meet its ongoing operational needs.


Starlight owns and operates a number of
subsidiaries throughout the world engaged in the manufacture, sale and distribution of consumer electronic products.
Management anticipates Starlight will
provide enhanced resources for the
Company to operate more competitively.
Management believes that growth is driven by new products and new product design.
With the capital that is now available
through Starlight, management expects the
Company's products will have higher
quality and more updated designs.  This
should allow the Company to improve sales in the near future, barring no significant deterioration in the economic conditions and more particularly, in
consumer spending.

Products

Clocks - The Company manufactures and
markets a wide range of clocks, including electronic digital alarm clocks, quartz alarm clocks and quartz wall clocks. The
Company introduced its first electronic
digital clock in 1977 and currently
offers approximately 40 models which
retail at various prices ranging from
approximately $5 to $20.  The Company's
electronic digital clocks contain
microprocessors, printed circuit boards, light emitting diodes and ceramic buzzers. These products are manufactured by subcontractors in Hong Kong and the People's Republic of China, which manufacturers sometimes use components and materials supplied, and assembling methods developed, by the Company. The
Company offered approximately 40 models
of quartz wall clocks in 2000, retailing from approximately $5 to $40.
Subcontractors in Hong Kong and the
People's Republic of China manufacture
the Company's wall clocks.  The Company
also sold approximately 20 models of
battery operated quartz alarm clocks
during 2000, retailing from approximately
$5 to $20.  Subcontractors in Hong Kong
and the People's Republic of China
manufacture the Company's battery
operated quartz alarm clocks.

Radios - The Company introduced its first electronic digital clock radio in 1982 and currently offers 13 models, with retail prices ranging from approximately
$10 to $30.  The Company's electronic
digital clock radios contain audio
components as well as components similar to those in its electronic digital clocks. In 2000, most of the units were manufactured by subcontractors in Hong
Kong and the People's Republic of China
which sometimes use components and
materials supplied by the Company.

Compact Disc Players - The Company
currently offered a wide range of compact disc player and recorder products with retail prices ranging from $30 to $100.
All of the products are manufactured by
subcontractors in the People's Republic
of China under the Company's
specifications. Components and material are supplied by the subcontractors.


Licensed Products -  The Company is a
party to a sub-distribution agreement to market in Canada audio products utilizing the brand- name "Memorex". It plans to expand the licensing to include some alarm clock products to be sold in the U.S. and Canada.


Marketing

The Company's marketing strategy is
targeted at high volume retailers with
broad distribution networks such as mass merchandisers, drug and other specialty chain stores, and other retailers.
Because of economic conditions, a number of past customers of the Company have filed for bankruptcy, merged with other retailers, reorganized operations or have ceased to operate. The Company did not make any sales in the US during 2000.
The Company's current strategy for re-
entering the US market is to locate niche markets. The following customers illustrate the Company's primary marketing channels and major customers in 2000.

Wal-Mart Canada Inc.- Mass Merchandiser

Canadian Tire Corporation -- Specialty Chain

The Company believes that its sales to
high volume retailers depends upon its
ability to deliver a large volume of
attractive and reliable items at prices
generally at or below those of its
competitors.

Substantially all of the Company's
Canadian sales are generated by either
the Company's full-time sales staff or
sales representatives. Almost all of the Company's sales in 2000 were to customers within Canada. See Note 10 of
"Notes to Consolidated Financial
Statements" for financial information
about foreign and domestic operations.


Sales to the Company's largest customer, Wal-Mart Canada Inc., accounted for approximately 88% of sales for 2000, 71% of sales in 1999. The loss of Wal-Mart of Canada Inc. as a customer would have a significantly negative impact on the
Company.

The Company's products are generally sold with a one year limited warranty on labor and parts.

Manufacturing and Supply

Most of the Company's products are
manufactured by subcontractors in  the
People's Republic of China.
Substantially all of the subcontractors
assemble products for the Company in
accordance with the Company's
specifications.  The Company performs
quality control inspections on the
premises of its subcontractors, and also inspects its products upon their arrival in its warehouse in Canada.

All of the components and raw materials
used by the Company are available from
several sources of supply and the Company does not anticipate that the loss of any single supplier would have a material adverse effect on its business, operations or financial condition.


Product Development

During 2000, the Company did not
introduce any new electronic digital alarm clocks (LED and LCD), quartz alarm clocks, quartz wall clocks and clock radios. New audio and other products were developed in conjunction with the sub-contractors and expenses were borne by the sub-contractors. During the year ended December 31, 2000, the Company did not spend any significant amount in product development.

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

Foreign Operations

During 2000, the Company consolidated its
operations.  Sales, warehousing and
administration are now headquartered in
Toronto, Canada.  Sourcing, supply and
quality inspection operations are based
in Hong Kong.   See Note 10 of "Notes to
Consolidated Financial Statements."
Foreign currency exposure is limited to
Canadian and Hong Kong exchange rate
fluctuation.  Most sales and costs are
quoted in US dollars.

The Company's cost structure is affected by import duties, loss of favorable tariff rates for products produced in the countries in which the Company subcontracts the manufacture of goods, imposition of import quotas, interruptions in sea or air transportation and political or economic changes in countries from which components or products are exported or into which they are imported.

The Company will continue to subcontract its manufacturing needs to subcontractors in Hong Kong and the People's Republic of China. Any material change in the trade policies between the United States and China might have an adverse effect on the Company's operations.


Product Liability

The Company maintains product liability
coverage for the Company's operations in the aggregate amount of $3,000,000. The
Company has not been the subject of any
product liability litigation.

Government Regulation

The Company's operation is not regulated by the Federal Government nor any State authorities. Import tariffs are payable on some products in accordance with the prevailing tariff rates.

Employees

On December 31, 2000, the Company had 21 full-time employees, including 1 in Hong
Kong and 20 in Canada. In Hong Kong, one employee is engaged in sales and sourcing support duties. In Canada, 9 employees were engaged in warehouse distribution and service operations and 11 were sales, administrative and executive personnel.
The Company believes that its relations
with its employees are satisfactory.


Where You Can Find More Information

The Company files annual, quarterly and
special reports, proxy statements and
other information with the SEC.  The
Company's SEC filings are available to
the public over the Internet at the SEC's web site at http://www.sec.gov. The
Company's documents which are filed may
be read or copied at the SEC's public
reference room in Washington, D.C., at
450 Fifth Street, N.W., Washington, D.C.
20549.  Please call the SEC at 1-800-SEC
-0330 for further information on the
public reference room.


Item 2.	Description of Property.

The Company's executive offices and
principal domestic manufacturing
warehouse facilities are located in a
26,865 square foot building at 106
Ferrier Street, Markham, Ontario, Canada.
Both the land and building are leased by the Company under the terms of a lease expiring in July 31, 2005. Monthly rental is $6,600. The Company also made a contribution of $3,000 a month to share facilities for its Hong Kong based operation. The Company believes that its current facilities are satisfactory for its present needs and that insurance coverage is adequate for the premises.

Item 3.	Legal Proceedings.

The Company is from time to time involved in routine litigation incidental to its business most of which is adequately covered by insurance and none of which, in the opinion of management, is expected to have a material adverse effect on the Company.


Item 4.	Submission of Matters to a Vote of Security Holders.

During the fourth quarter of fiscal 2000, the Company did not submit any matter to a vote of security holders.

PART II

Item 5.	Market for Common Equity and
Related Stockholder Matters

Since March 6, 1996, the Company's Common
Stock has been listed for trading on the OTC Bulletin Board under the symbol
"CSMO." There were 166 record holders of the Common Stock on September _o/s_,
2001. However those shares being held at various clearing houses, including Cede &
Company have not been broken down.
Accordingly, the Company believes there
are many more beneficial owners of the
Company's Common Stock whose shares are
held in "street name", not in the name of the individual shareholder

The following table sets forth the high
and low prices for the Common Stock as
reported for the periods indicated.
These prices reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.


	Fiscal Period	High	Low

1999	First Quarter		0.13   	0.09
	Second Quarter		0.13 	0.11
	Third Quarter		0.15  	0.12
	Fourth Quarter		0.36 	0.29

2000	First Quarter	....	0.56	0.31
	SecondQuarter     .....	No Quote
	Third Quarter		No Quote
	Fourth Quarter		0.001	0.001

On September 14, 2001, the last reported sales price for the Common Stock on the OTC Bulletin Board was $0.001 per share.

It is the present policy of the Company's
Board of Directors to retain earnings.
The Company has not declared any
dividends in the past.  Any payment of
cash dividends in the future will be
dependent upon the financial condition,
capital requirements and earnings of the Company and other factors, which the Board of Directors may deem relevant.

Item 6.  Management's Discussion and Analysis

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
____________________
____________________________

2000	1999        1999  to 2000
____________________
____________________

Sales	 100.0%	100.0%	5.9%

Cost of Sales 95.6   89.5   13.0%

Gross Margin.. 4.4	10.5   (55.3)%


Selling, general and
Administrative expenses...........
19.2           16.7        22.0%

Loss from operations
(14.8)        (6.2)        152.3%


Other income (expense)
18.2   	  (6.1)        416.2%
Net Loss

3.4% 	(12.3)%      129.0%

Comparison of the year ended December 31, 2000 to the year ended December 31, 1999



Sales increased by 5.9% while cost of
sales rose by 13%, resulting in a drop in gross profit margin of 55%. During 2000, sales of compact disc players were strong but profit margin was decreased due to highly competitive pricing in this product category. Selling, general and administrative expenses increased by 22%, largely due to higher selling expenses in selling products as representative of a distributor in the United States of America. Goodwill of $136,000 was written off during the year.



Other income increased 416% in 2000. The increase was attributable to commissions earned ($368,000) as a representative, and gains in the sale of the Company's property in Miami, Florida ($726,000) and gain on the sale of two subsidiaries
($831,000) to the previous controlling
stockholders of the Company.


Net result improved from a loss of
$1,059,000 in 1999 to a profit of
$307,000 in 2000, representing a 129%
improvement.



Liquidity and Capital Resources

The Company's working capital deficit
improved by $382,000 from a deficit of
$2,945,000 in 1999 to  $2,563,000 in
2000.  The ratio of current assets to
current liabilities at December 31, 2000 was .52 to 1, as compared to .46 to 1 at December 31, 1999.


During 2000, the Company repaid the
mortgage, which represented the long term debt at December 31, 1999, with the proceeds from the sale of land and buildings.


Credit facility and other financing
arrangements consist of the following:


The Company had a credit facility of up
to $1,000,000 during 2000.  The credit
facility was secured by all accounts
receivable and inventories.  Borrowings
were based on a formula of eligible
accounts receivable and inventories.
Interest was charged on outstanding
borrowings at the prime rate plus 2%.
The credit facility contained a
restrictive covenant related to minimum
net worth requirements, which was not met by the Company as of December 31, 2000.
The lender waived such requirement
through December 31, 2000.  As of
December 31, 2000 and 1999, borrowings
outstanding under this credit facility
amounted to $998,000 and $1,001,000
respectively. This borrowing was repaid in full in August 2001.


The Company was indebted to a financial
institution in the amount of $750,000,
which was payable on demand.  Interest
was charged on outstanding borrowings at prime plus 1%. This note was secured by a second lien on the Company's land and building in the United States. During
2000, the Company paid interest only. As of December 31, 2000 and 1999, the outstanding amount of this indebtedness was $749,000 and $750,000 respectively.
This borrowing was repaid in full in
August 2001.


The Company had a revolving note payable to a financial institution in the amount of $800,000, which was payable on demand as of December 30, 2000. The note bore interest on outstanding borrowings at prime plus 2%. This note was secured by a lien on all corporate assets, including the Company's land and buildings in the United States. As of December 31, 2000, this note was assumed by the previous controlling stockholders of the Company as part of the Stock Purchase Agreement and the Company was relieved of all its liabilities under this note.


During 2000, the Company received a
bridge loan of $400,000 from Starlight as part of the Stock Purchase Agreement.
Interest accrued at a rate of 12% per
annum.  As at December 31, 2000, the
principal of $400,000 and accrued
interest of $40,000 are outstanding.
The loan has been repaid at the closing
of the Stock Purchase Agreement in 2001.


Management believes that with the support of the Starlight, the Company will have adequate resources necessary to operate in 2001.


The Company is subject to risk from
exchange rate fluctuations.  While the
Company's product purchases are
transacted in United States dollars, most transactions among the suppliers and subcontractors are effected in HK dollars. Accordingly, fluctuations in
Hong Kong monetary rates may have an
impact on the Company's cost of goods.
Furthermore, appreciation of Chinese
currency values relative to the Hong Kong dollar could increase the cost to the Company of the products manufactured in the People's Republic of China, and thereby have a negative impact on the Company. As well since the majority of the Company's sales are in Canadian dollars, the Company is at risk with regards to the conversion of Canadian dollars to US dollars to pay its suppliers. Therefore, fluctuations in the conversion rate may have an impact on the Company. Based on the Company's evaluation of anticipated changes in exchange rates, the Company may from time to time purchase forward exchange contracts to hedge against these risks.
However, the Hong Kong dollar remains the functional currency of the Company's Hong
Kong subsidiaries, and the Company does
not hedge against risks of foreign
currency transaction or translation loss for the Hong Kong dollar.

Item 7.	Financial Statements.

See the Company's Consolidated Financial
Statements following page 17 of this
Annual Report on Form 10-KSB.


Item 8.	Changes in and Disagreements
With Accountants on Accounting and
Financial Disclosure


The Company has reported no disagreements.

PART III

Item 9.	Directors, Executive
Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the
Exchange Act.

Directors and Executive Officers

Pursuant to the Bylaws of the Company,
the number of directors constituting the full Board of Directors has been fixed by the Board at three (3). At the Annual
Meeting of Shareholders,  three (3)
individuals will be elected to serve as
directors until the next annual meeting
and until their successors are duly
elected, appointed and qualified.

Set forth below is the name, age,
principal occupation during the past five years and other information concerning each director and executive officer.


Name	Age	Position
Philip Lau	53	Chairman of the Board of Directors, and President
Peter Horak	60	Chief Executive Officer, Canada
Yu Wing Kin	49	Vice President, Administration, Hong Kong
Carol Atkinson	52	Director
Jacky Lau	42	Director

Mr. Philip Lau, Chairman of the Board of
Directors, was appointed in January 2001 after Starlight International Limited acquired 49% of the voting shares of the Company. Since 1987, Mr. Lau has been the Chairman of Starlight International, an electronics company the shares of which are listed on the Hong Kong Stock
Exchange, and has extensive experience in the consumer electronics business.

Mr. Peter Horak, President of Cosmo
Canada, was appointed as the Chief
Executive Officer in January 2001.
Mr. Horak was the co-founder of Cosmo's
Canadian subsidiary and has been its
chief executive officer since 1988.
Mr. Horak is the Company's chief sales,
marketing, and sourcing executive.


Mr. Kin has served as Vice President of
Administration of Cosmo Hong Kong since joining the Company in August 1978.

Ms. Atkinson has served as a director of the Company since January 2001 after Starlight International Limited acquired its shares. Since January 2001,
Ms. Atkinson has served as Chief
Financial Officer of  Cosmo
Communications Corporation. Prior to
this, she was self-employed as a
financial consultant.


Mr. Jacky Lau has served as a director of the Company since January 2001 after Starlight International Limited acquired its shares. He joined Starlight
International in 1987 as the Director of Material Sourcing.


Mr. Philip Lau, Mr. Jacky Lau and
Ms. Atkinson are siblings.

Directors are elected annually by the
shareholders and hold office until the
next annual meeting and until their
respective successors are elected and
qualified. There are no other family
relationships among any of the Company's directors and executive officers.


Section 16(a) Beneficial Ownership and
Reporting Compliance

The directors and executive officers of
the Company, and the owners of more than
ten (10%) percent of the Company's
outstanding Common Stock, are required to
file reports with the Securities and
Exchange Commission, reporting changes in
the number of shares of the Company's
Common Stock beneficially owned by them
and provide the Company with copies of
all such reports.  Based solely on its
review of the copies of such reports
furnished to the Company and written
representations from the executive
officers and directors, the Company
believes that all reports were timely
made for the year ended December 31,
2000, with the following exceptions: (i)
Philip Lau, reported late on Form 3,
filed February 16, 2000, his beneficial
ownership of 1,347,420 shares of Common
Stock purchased on January 23, 2000; (ii)
Carol Atkinson, Director, reported late
on a Form 3, filed on November 14, 2001,
her appointment as a director of the
Company on January 23, 2001; and (iii)
Jacky Lau, Director, reported late on
reported late on a Form 3, filed on
November 14,, 2001, his appointment as a
director of the Company on January 23,
2001

Item 10.		Executive Compensation
Summary Compensation Table.
The following table sets forth, for the
2000and 1999 fiscal years, respectively, compensation paid or accrued by the Company to or on behalf of the Company's
Chief Executive Officer and each other
executive officer whose total annual
salary and bonus for the 2000 fiscal year totaled $100,000 or more (collectively, the "Named Executive Officers").

						                                   Annual Compensation(1)

2000	1999	   2000	1999
All Other Name and Principal Position
Salary ($)	Bonus ($)	Compensation

Amancio Victor Suarez
none	none	   none	none

(1)
Chairman of the Board,

Chief Executive Officer and

Chief Financial Officer

 (1)  The column for "Other Annual
Compensation" has been omitted because
there is no compensation required to be
reported in such column.  The aggregate
amount of perquisites and other personal benefits provided to each Named Executive
Officer is less than 10% of the total of annual salary and bonus of such officer.

Option Grants Table.  No options were
granted or exercised during fiscal 2000.
Aggregated Fiscal Year-End Option Value
Table.   No Named Executive Officers held
any options as of the end of the 2000
fiscal year.
Long-Term Incentive and Pension Plans.
The Company does not have any long-term
incentive or pension plans.
Compensation of Directors. Directors who are not officers of the Company generally receive meeting attendance fees of $300.
However, each such director waived his
right to receive such fees during 2000.
Annual retainers are not currently
provided to directors; however, such
retainers may be re-instituted in the
future.  Directors are eligible to
receive grants of options under the
Company's stock option plan.  No stock
options were granted to any directors of the Company during 2000.


Item 11.	Security Ownership of Certain Beneficial Owners and Management.
The information contained in the table
was furnished by the persons listed
therein. The calculations of the percent of shares beneficially owned are based on 29,104,066 shares of common stock outstanding November 30, 2001. None of the persons named below own any options or warrants to purchase shares of the Corporation's common stock.


Name and Address
Beneficial Ownership
of Common Stock
Current
Percent of Class
Starlight International
5/F, Shing Dao Industrial Building 232 Aberdeen Main Road, 5th Floor
Hong Kong
26,585,008(1)
91.3%
All Directors and Executive Officers as a
Group (4 persons)
26,842,508(1)
92.2%

(1)	Includes 26,585,008 shares owned by
Master Light Enterprises, Ltd., of which
Mr. Lau is the controlling stockholder.

Item 12. 	Certain Relationships and Related Transactions.
As of December 31, 2000, the Company owed approximately $1,180,000 to Amancio
Victor Suarez ("AV Suarez"), Amancio J
Suarez ("AJ Suarez")and Carlos Ortega
("Ortega") all principal shareholders of the Company, on loans previously made to the Company to finance its working capital needs. In August 2001, in accordance with the Letter Agreements described below, the principal shareholders received 1,555,000 new shares of the Company's Common Stock as repayment of the loan in full. These principal shareholders also agreed to surrender an aggregate of 2,294,567 shares as treasury stock.
During 2000, the Company received a
bridge loan of $400,000 from Starlight.
Interest accrued on the loan at a rate of 12% per annum. On August 20, 2001, Master
Light, a company controlled by Philip
Lau, the Chairman of the Board and
President of the Company, acquired from
the Company 26,585,008 shares of the
Company's Common Stock, representing
91.3% of the Company's currently issued and outstanding Common Stock for
$1,000,000.  A portion of the purchase
price paid for the shares was taken as a credit against the principal and interest due on the Starlight bridge loan to the Company, which was then deemed paid in full.


The purchase was consummated pursuant to the terms of the Stock Purchase Agreement dated April 28, 2000 (the "Stock Purchase
Agreement") by and among the Company,
Amancio Victor Suarez, Carlos Ortega
("Ortega), Amancio J. Suarez ("AJ
Suarez" and collectively with AV Suarez
and Ortega, the "Stockholders") and
Master Light, as assignee of Starlight,
and the related letter agreements
supplementing and modifying the terms of the Stock Purchase Agreement among the Stockholders, Peter Horak ("P. Horak") and/or Jeffrey Horak ("J. Horak") and
Master Light dated April 19, 2000, July
13, 2000, July 27, 2000, November 20,
2000 and August 20, 2001(the "Letter
Agreements").
Pursuant to the terms of the Letter
Agreements, on January 23, 2001, Master
Light acquired an aggregate of 1,347,420 shares (the "Phase I Shares") of the
Common Stock of the Company from the
Stockholders (the "Phase I Purchase") for an aggregate of $50,843 (the "Purchase
Price").  The Phase I Shares were
acquired as an interim measure since the Company could not consummate the sale contemplated by the Stock Purchase
Agreement until the stockholders of the
Company approved an increase in the
number of authorized shares of Common
Stock of the Company from 4,000,000 to
50,000,000, which was approved on June 9, 2001. On the date of Master Light's purchase of the shares from the Company, the purchase of the Phase I Shares was rescinded.
Under the terms of the Letter Agreements, the Company issued to Peter Horak and Jeff Horak, Executive Officers of the
Company's Canadian operating subsidiary, an aggregate of 535,000 shares of newly issued common stock in consideration for P Horak's and J Horak's agreement to release the Company from its obligation to repay $79,425 owed to them and from any other claims which P Horak and J
Horak might have against the Company or
its subsidiaries or their respective
directors, officers or stockholders.
They agreed to surrender an aggregate of 20,000 shares as treasury stock.
Finally, as part of the consideration for the transactions contemplated by the
Stock Purchase Agreement, the stock of
two of the Company's subsidiaries, Cosmo
Telecom Corp. and Cosmo World Wide Corp., were transferred to the Stockholders.


Item 13.	Exhibits, Lists and Reports on Form 8-K.

(a)	1.	Financial Statements:

Reference is made to the index to the
Company's Consolidated Financial
Statements following page 17 of this
Annual Report on Form 10-KSB.

	2.	Financial Statement Schedules:

These schedules are otherwise contained
within the Company's Consolidated
Financial Statements following page 17 of this Annual Report on Form 10-KSB.

	3.	Exhibits:

 		Exhibit No.	 Description
		  3.1.1		Registrant's Articles of Incorporation, as amended
		  3.2	 		Registrant's Bylaws (1)
10.1			Amended and Restated
1990 Stock Option Plan (Compensatory
Plan)(2)
10.2			Stock Purchase
Agreement dated April 28, 2000 by and
among Company, Amancio Victor Suarez,
Carlos Ortega, Amancio J. Suarez and
Master Light Enterprises Ltd., as
assignee of Starlight Marketing
Development Ltd. and the related letter
agreements supplementing and modifying
the terms of the Stock Purchase Agreement
April 19, 2000, July 13, 2000, July 27,
2000, November 20, 2000 and August 20,
2001.


              22.1	       		List of Registrant's Subsidiaries (3)
____________________


(1)  Incorporated by reference to the
exhibit with the same number filed with
the Registrant's Registration Statement
No. 2-83088.

(2)  Incorporated by reference to
exhibit 10.2 filed with the Registrant's
Annual Report on Form 10-K for fiscal
1990.

(3)  Filed in part herewith, and
incorporated by reference to (i) exhibits
10.8, 10.9, 10.10, 10.11, 10.12 and 10.13
filed with the Registrant's Annual Report on Form 10-K for fiscal 1989, and (ii) exhibits 10.4 filed with the Registrant's
Annual Reports on Form 10-K for fiscal
1990, 1991 and 1992, respectively.


(b) 	Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Signatures
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSMO COMMUNICATIONS CORPORATION
DATED: November 30  , 2001                                 /s/ Peter Horak
PETER HORAK
Chief Executive Officer, Canadian Operation

In accordance with the Exchange Act of
1934, this report has been signed below
by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: November  30, 2001
										/s/ Philip Lau
PHILIP LAU,
Chairman of the Board
President

										/s/ Carol Atkinson
CAROL ATKINSON
Chief Financial Officer
























COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
    Page
INDEPENDENT AUDITORS' REPORT   									F-1

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999
		F-2

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE TWO YEARS IN THE PERIOD
	ENDED DECEMBER 31, 2000
								F-3


CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
DEFICIENCY FOR EACH OF THE TWO YEARS IN
THE PERIOD ENDED DECEMBER 31, 2000
		F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
EACH OF THE TWO YEARS IN THE PERIOD ENDED
	DECEMBER 31, 2000
								F-5
NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS
		F-6


 INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Stockholders of
  Cosmo Communications Corporation and Subsidiaries:
We have audited the accompanying
consolidated balance sheets of Cosmo
Communications Corporation and
subsidiaries (the "Company") as of
December 31, 2000 and 1999, and the
related consolidated statements of
operations, stockholders' deficiency, and cash flows for each of the two years in the period ended December 31, 2000.
These consolidated financial statements
are the responsibility of the Company's
management.  Our responsibility is to
express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance
with auditing standards generally
accepted in the United States of America.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated
financial statements present fairly, in
all material respects, the financial
position of the Company as of December
31, 2000 and 1999, and the results of its operations and its cash flows for each of the two years in the period ended
December 31, 2000, in conformity with
accounting principles generally accepted in the United States of America.
The accompanying consolidated financial
statements have been prepared assuming
the Company will continue as a going
concern. As discussed in Note 1 to the
consolidated financial statements, the
Company has incurred significant losses
and has significant working capital and
stockholder deficiencies, which raise
substantial doubt about its ability to
continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Deloitte & Touche
Chartered Accountants
Toronto, Canada

 September 14, 2001






COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS 										 DECEMBER 31, 2000 AND 1999
ASSETS						                      			                2000               1999
  ($ in 000's)	   ($ in 000's)
CURRENT ASSETS:
  Cash and cash equivalents $  646 $   31
Accounts receivable, net of allowance for
doubtful accounts of  $52,000 and
$19,000, in 2000 and 1999, respectively
784                     1,359
Inventories	     1,393		 	1,051
Other assets (including $99,000
receivable from a related party in 1999)
7			   110

 __________       _________

Total current assets  2,830 	2,551

PROPERTY AND EQUIPMENT, net						         	    	     9			1,154

OTHER ASSETS -  	    	   136
   ___________        __________

Total	 $ 2,839	    $3,841

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses
      $ 2,025		    $  1,459
Credit facility and other financing
arrangements  2,187	    2,610
Due to principal stockholder
    1,181		        1,351
Other liabilities, including current
portion of long-term debt
      -                   76

  __________         __________

 Total current liabilities
    5,393		      5,496


LONG-TERM DEBT, net -   1,177

CONTINGENCIES (NOTE 8)

STOCKHOLDERS' DEFICIENCY:
 Convertible cumulative preferred stock, $0.01 par value;
   30,000 shares authorized, none issued
 Preferred stock, $0.01 par value; 9,970,000 shares authorized, none issued
 Common stock, $0.05 par value; 4,000,000 shares authorized;
   2,744,000 shares issued and outstanding as of
   December 31, 2000(2,642,000 shares-1999)			     		           137	        133
 Additional paid-in capital
     	        25,410	     25,410
 Accumulated deficit(26,554)	   (26,861)
 Accumulated other comprehensive loss
       (1,547)        	     (1,514)
       __________        _________
Total stockholders' deficiency
        (2,554)    	     (2,832)
      __________        _________
Total	$  2,839    	     $ 3,841
See notes to consolidated financial
statements.





     F-2
COSMO	 COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
2000   1999
($ in 000's)		  ($ in 000's)
     (except per share data)

SALES, net						                  		      $ 9,117		               $ 8,613

COST OF SALES  8,713	7,710
                   __________

GROSS MARGIN  404	  903
__________         __________


SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES:
Selling expenses 960	995
General and administrative expenses
    		    794	443
	   __________    _________

Total selling, general and
administrative expenses
       1,754	1,438
     __________   _______

LOSS  FROM OPERATIONS (1,350) (535)
	             __________  _______

OTHER INCOME (EXPENSE):
   Interest expense (290)  (526)
   Interest income   22	      2
   Commissions      368	     -
   Gain on sale of fixed assets
			726	     -
   Gain on sale of subsidiaries
			831	    -


Total other income (expense), net
	      1,657		(524)
         ___________   __________

NET PROFIT( LOSS)	$307 $ ( 1,059)

BASIC AND DILUTED LOSS PER SHARE
 $     .11          $   (.40)


SHARES USED IN COMPUTING
LOSS PER SHARE	2,692,000 2,642,000



See notes to consolidated financial
statements.


F-3

COSMO COMMUNICATIONS CORPORATION AND
SUBSIDIARIES CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' DEFICIENCY FOR EACH OF THE
TWO YEARS IN THE PERIOD ENDED DECEMBER
31, 2000
($ in 000s except issued share data)
                                             Common	Accumulated
Stock                 Additional
Other   _______       Shares __
Paid-in          Accumulated
Comprehensive
             Issued         Amount
Capital               Deficit
Income            Total


BALANCE,
DECEMBER 31, 1998       2,642,000
       133            25,410
 	 (25,802)            (1,631)
	 ( 1,890)
Net loss (1,059)   (1,059)
Other comprehensive income :
Foreign Currency Translation
       117                   117
Comprehensive income (loss)  (942)
________     ________    __________
__________        ________      ________

BALANCE,
DECEMBER 31, 1999         2,642,000
133           25,410	  (26,861)
            (1,514) 	    (2,832)


Shares issued		          102,000
	           4	      4


Net Profit	307	         307

Other comprehensive loss :
Foreign Currency Translation
	  (33)  	          (33)
Comprehensive income        274
_________     ________    __________
__________   _________       ________

BALANCE,
DECEMBER 31, 2000          2,744,000
$   137        $ 25,410    $ (26,554)
$ (1,547)          $(2,554)





See notes to consolidated financial statements.





F-4

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
2000 1999
    ($ in 000's)			($ in 000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$      307	   $  (1,059)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization
   	  205		 157

Gain from sale of fixed assets
   	 (726)	  -
Gain on sale of subsidiaries
        (831)      --
Decrease (increase) in accounts
receivable, net 575	(91)

(Increase) decrease  in inventories,
other current assets and other assets
       (300)	1,010
Increase in accounts payable and accrued
expenses and other current liabilities
        566		246
Foreign Currency Translation adjustment
   -             		117

_________      __________

Net cash provided by (used in) operating
activities  (204)		380


CASH FLOWS FROM INVESTING ACTIVITIES:

Net proceeds from sale of fixed assets
      1,801			           -

Purchases of property and equipment
	 -      	 (1)
 ___________		  _________

Net cash provided by (used in) investing
activities   1,801	 (1)
____________            _________

CASH FLOWS FROM FINANCING ACTIVITIES :
Repayment of mortgage note
    (1,253)			   -

Proceeds from note payable
     440			  -

Net decrease in credit facility
     (3)	  (1,244)

Net increase(decrease)in due to
stockholders  (170)    759

Proceeds from shares issued
     4		-
  _________   __________

Net cash (used in) provided by financing
activities  (982)		(485)
   __________    __________

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS   615		 (106)

CASH AND CASH EQUIVALENTS AT THE
BEGINNING OF THE YEAR
         31		  137
 __________         ________

CASH AND CASH EQUIVALENTS AT THE
END OF THE YEAR
         $      646   $  31

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION - Cash paid during the year
for interest  $  250   $    271

SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING and INVESTING ACTIVITIES:

Credit facility settled by sale of
subsidiaries   $ 859      -

Disposal cost of fully depreciated assets

$      175       	    $	     866

See notes to consolidated financial
statements.
F-5
COSMO COMMUNICATIONS CORPORATION AND
SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS FOR EACH OF THE TWO YEARS
ENDED DECEMBER 31, 2000

1.	GENERAL AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

General - Cosmo Communications
Corporation and subsidiaries (the
"Company") markets and distributes
consumer electronic products.  The
Company has operations in Hong Kong and
Canada.

Financial Difficulties and Management's
Plans - The Company has incurred
significant losses, and has a significant working capital and stockholder deficiency. The Company continued to experience intense price competition in the consumer electronic retail market in 2000. During the year, management consolidated the US operation and merged it with the Canadian operation to focus its business in Canada.
Management believes that the transaction described in Note 11 and the support of the new shareholder will provide the Company with the resources necessary to meet its obligations over the next year.
The Company's ability to ultimately
return to profitability is dependent upon a number of factors beyond its control, including the overall retail climate and competition and resources injected by the new shareholder.
Use of Estimates - The preparation of
consolidated financial statements in
conformity with generally accepted
accounting principles in the United
States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Fair Value of Financial Instruments - The
Company's financial instruments include
cash and cash equivalents, receivables,
payables, debt and credit facilities. The fair values of such financial instruments have been determined based on current market interest rates as of December 31, 2000. The fair values of these instruments were not materially different than their carrying (or contract) values.
Principles of Consolidation - The Company includes, in consolidation, its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.
Cash and Cash Equivalents - All highly
liquid instruments with a maturity of
three months or less when acquired are
considered cash equivalents.


F-6

Inventories - Inventories are stated at
the lower of cost (first-in, first-out)
or market.
Other asset- Other asset consists of
deposits on rental leases.
Property and Equipment - Property and
equipment is stated at cost.
Depreciation is provided using the
straight-line method over the estimated
useful lives of the related assets which range from three to eight years for property and equipment, other than the building, which is depreciated over thirty years.
Foreign Translation Adjustment - The
accounts of the foreign subsidiaries were translated into U.S. dollars in accordance with the provisions of
Financial Accounting Standards Board
Statement No. 52 ("SFAS 52"). Management has determined that the Hong Kong dollar is the functional currency of the Hong
Kong subsidiaries and the Canadian dollar is the functional currency of the Canadian subsidiary. Certain current assets and liabilities of these foreign entities are denominated in U.S. dollars.
In accordance with the provisions of SFAS
52, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant periods. Adjustments resulting from the translation of the financial statements from their functional currencies to United States dollars are accumulated as a separate component of other comprehensive income and have not been included in the determination of income for the relevant periods.
Revenue Recognition - Sales are
recognized upon shipment of goods as that is the point at which title passes to the customer, net of estimated sales returns.
Revenue is recognized if persuasive
evidence of an agreement exists, the
sales price is fixed or determinable, and collectibility is reasonably assured.
Income Taxes - The Company follows the
guidelines contained in Financial
Accounting Standards Board Statement 109,
Accounting for Income Taxes ("SFAS 109").
SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes. In addition, SFAS 109 requires that deferred tax liabilities and assets be adjusted in the period of enactment for the effect of an enacted change in tax laws or rates.
Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
Loss Per Share - Basic loss per share is computed based on the average number of common shares outstanding and diluted loss per share is computed based on the average number of common and potential common shares outstanding. As of each period ended there were no dilutive common equivalent shares. The stock options discussed in Note 8 could potentially dilute earnings per share in the future but were not included in diluted loss per share since they would be anti-dilutive for the periods presented.
Stock-Based Compensation Plans - Stock-based compensation plans include all arrangements by which employees and non-employee members of the Board of Directors receive shares of stock or other equity instruments of the Company or the Company incurs liabilities to employees in amounts based on the price of the Company's stock. The Company has chosen to continue to account for stock-based plans using the intrinsic value method prescribed by Accounting
Principles Board Opinion ("APB") No.25,
Accounting for Stock issued to Employees and related interpretations. Accordingly, compensation cost of stock based compensation is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee or non-employee member of the Board of Directors must pay for the stock. The Company did not enter into any stock based compensation arrangement in 2000 or 1999.

Comprehensive Income - Statement of
Financial Standards No. 130, Reporting
Comprehensive Income requires that all
components of  comprehensive income be
reported in a full set of general purpose financial statements. Accumulated other comprehensive loss as presented on the consolidated statements of stockholders' equity represents the foreign currency translation adjustment.

Derivative Instruments and Hedging
Activities - In June 1998, the Financial
Accounting Standards Board ("FASB")
issued Statement of Financial Accounting
Standard ("SFAS") No. 133, Accounting for
Derivative Instruments and Hedging
Activities.  SFAS No. 133 establishes
accounting and reporting standards
requiring that every derivative
instrument(including certain derivative
instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.
In June 1999, the FASB issued SFAS No.
137, Accounting for Derivative
Instruments and Hedging Activities -
Deferral of the Effective Date of
adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. The
Company does not believe that the
adoption of SFAS No. 133 will have a
material impact on its consolidated
financial statements.

Recent accounting pronouncements - FASB
has issued SFAS No. 141 to 144. These new accounting and reporting standards address business combinations, goodwill and intangible assets, asset retirement obligations and impairment or disposal of long-lived assets. The Company is in the process of identifying the impact, if any, of adoption of these standards.

 2.	ACCOUNTS RECEIVABLE
The activity for the allowance for
doubtful accounts is as follows for the
years ended

December 31:



2000 1999

($ in 000's)		($ in 000's)


	Beginning balance
	 			     $   19
		    $  98

	Provision

	        138	 	   	       36

	Write-offs, net of recoveries
			      (105)
	    (115)

   	Ending balance
	      			      $  52
			    $  19

The Company carries accounts receivable
at the amounts it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates.
Recoveries are recognized in the period
they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimated.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the
following as of December 31:

2000			     1999

    ($ in 000's)		($ in 000's)

	Land

	                         $       -
$   400

	Building

		-	            1,600

	Leasehold improvements
	   		    	   	       12
	               288

	Plant and equipment

	       34	               196

	Auto and trucks

	-		        21

Furniture and fixtures
				       29
	        63

Total
				               75
		   2,568

   	Less accumulated depreciation and
amortization	                  (
66)                (1,414)


			    		      $
9	         $ 1,154



During 2000, land and building were sold and a gain of $726,000 was realized.









4.	CREDIT FACILITY AND OTHER FINANCING
ARRANGEMENTS

Credit facility and other financing
arrangements consist of the following:

2000 1999
($ in 000's)           ($ in 000's)

Credit facility $   998	   $   1,001
Promissory note	 749         750

	Revolving note payable
           -         859


	Note payable
					     440
		               -


					$  2,187
	    	      $  2,610



Credit facility - The Company utilizes a credit facility of up to $7,500,000 which had expired on December 31, 1999, but borrowings continued to be outstanding subsequent to its formal expiry. The credit facility is secured by all accounts receivable and inventories.
Borrowings are based on a formula to
eligible accounts receivable and
inventories.  Interest is charged on
outstanding borrowings at the prime rate
(8.50% at December 31, 2000) plus 2%. The credit facility contains a restrictive covenant related to minimum net worth requirements, which was not met by the Company as of December 31, 2000. The lender has waived such requirement through December 31, 2000. As of
December 31, 2000 and 1999, borrowings
outstanding under this credit facility
amounted to $998,000 and  $1,001,000,
respectively.

Promissory note - The Company has a
promissory note to a financial
institution in the amount of $750,000,
which is due on demand.  Interest is
charged on outstanding borrowings at
prime plus 1%. This note is secured by a
secondary position on the Company's land
and building in the United States.
During the current year, the Company has
paid interest only.  As of December 31,
2000, there were borrowings outstanding
under this credit facility of $749,000
(1999 $750,000).   The note was fully
repaid on August 23, 2001.

Revolving note payable - The Company has
a revolving note payable to a financial
institution in the amount of  $800,000
due on demand.  The note bears interest
on outstanding borrowings at prime plus 2
%. This note is secured by all corporate assets and including a first mortgage in conjunction with the long term debt on the Company's land and buildings in the United States. In the current year, the Company has paid interest only. As of December 31, 2000, this note was assumed by the previous controlling stockholders of the Company as part of the Stock
Purchase Agreement

Note payable - The Company has an
outstanding note payable to Starlight
Marketing Development Ltd (see Note 11), bearing interest at 12%. As at December
31, 2000, the principal outstanding is
$400,000 and accrued interest outstanding is $40,000. This note is repayable upon demand and has a first priority security interest in the Company's inventory. In
August 2001, this note was fully
discharged together with accrued interest of $76,300 by applying it as a credit against the purchase price Starlight paid for the shares of the Company. (See Note
11).

Due to principal stockholders - The
principal stockholders provided financing
to the company to cover any shortfall in
working capital requirements.  In 2000,
the amount owed to the principal
stockholders were reduced by $175,000
when certain subsidiaries were
transferred to them as part  of the Stock
Purchase agreement.   As of December 31,
2000, the Company owed $1,181,000 to the principal stockholders. On August 23,
2001, this loan was converted to equity by the Company issuing 1,555,000 new shares to the stockholders.



5.	LONG-TERM DEBT

Long-term debt consisted of the following as of December 31:





	                           2000
1999

	Promissory note at prime rate plus
1% in monthly

	installments of principal and
interest of

	approximately $18,000 expiring in
December

	2001, at which time the entire
outstanding balance

	is due, collateralized by a first
mortgage in conjunction

	with a revolving  note payable on
the Company's land

         and building in the United
States
$       -                $ 1,253,000





	Less current portion

	                      -
(76,000)

Long-Term Debt
	       		            $
-                 $1,177,000
The promissory note was fully repaid in
November 2000 from proceeds of sale of
land and building.



6.	INCOME TAXES - The Company has
unused  tax loss carryforwards, the
measurement of which has not been
reliably estimated but may be
approximately $20 million, which would be available to offset future taxable income. Such carryforwards relate in part to domestic and in part to foreign jurisdictions and expire from the year
2001 through the year 2016.

The Company has reduced the deferred tax assets resulting from its domestic and foreign tax loss carryforwards by a 100% valuation allowance as it has determined that it is more likely than not that the deferred tax assets will not be realized.
Accordingly, the deferred tax asset net
of the valuation allowance is not
affected by the measurement uncertainty
and is zero at December, 31 2000 and
1999.

7.	SALE OF SUBSIDIARIES

As part of  the terms of the Stock
Purchase Agreement, the Company
transferred the assets and liabilities
of two subsidiaries, Cosmo Telecom Corp.
and Cosmo World Wide Corp. to the
previous controlling stockholders. The
result of these transfers was a net gain of $831,000 to the Company.



8.	CONTINGENCIES

 From time to time, the Company is
engaged in ordinary routine litigation
incidental to its operations.  The
Company, after considering the advice of legal counsel, believes that any such litigation will not have a material adverse effect on its consolidated financial position.

The Company is not in compliance with the periodic reporting requirements of the
Securities Exchange Act of 1934.
Management is unable to determine what
effect, if any, this non-compliance will have on its operations.

9.	STOCK OPTION PLAN

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

As of December 31, 2000, 252,000 stock
options were outstanding of which 230,000 were exercisable. No stock options were granted, exercised, forfeited or expired for the last three years. The exercise price of the stock options range from $.45 - $1.55 per option.

10.	OPERATING SEGMENT INFORMATION- ( IN
THOUSANDS)

The Company operated in one business
segment and all of its sales are consumer electronic products. The Company's customers are principally in Canada.
Borrowings are principally in the United
States.  Wal-Mart Canada Inc. is the
Company largest customer, which accounted for 88% of sales in 2000 (71% in 1999).

2000


	 Domestic	Foreign		Other
		Total



         Assets
	             $0
	                    $ 2,839
-                    $2,839

Sales, net
	                -
9,117	              -
9,117

Gross Margin
	                -		        404
	              -
404

Net income (loss)			    1,059
		   (1,366)	              -
	        		      307



1999

         Assets
	      $ 2,818		    $  936
	         $  87
$3,841

Sales, net
	   694                      7,919
		      -  	            8,613

Gross Margin
	          (403) 		     1,344
		   (38)		      903

Net loss
	       (1,276)		        255
		   (38)
	  (1,059)



11.	SUBSEQUENT EVENTS

On June 19, 2001, shareholders of  the
Company at a Special Meeting, approved
the amendment of  the Company's Articles
of Incorporation to increase the number
of authorized shares from 4 million to 50
million shares.
In April 2000, the Company and certain
controlling shareholders of the Company
at that time entered into a Stock
Purchase Agreement pursuant to which the
Company agreed to sell 84.89% of the
outstanding common stock to Master Light
Enterprises Ltd. ("Master Light"), a
subsidiary of Starlight International
Limited ("Starlight"), a publicly held
company traded on the Hong Kong Stock
Exchange, for $1 million.  Pursuant to an
amendment to the Stock Purchase
Agreement, in January, 2001, Master Light
acquired 1,347,420 shares of the
Company's Common Stock, representing
49.11% of the Company's Common Stock
outstanding at that time, and
representatives of Starlight were
appointed to the Board of Directors of
the Company replacing the incumbent
directors.
In August 2001, the transactions
contemplated by the Stock Purchase
Agreement, as amended, were consummated
and, after the purchase of the 1,347,420.
shares by Master Light were rescinded,
Master Light acquired from the Company
26,585,008 shares of the Company's Common
Stock, representing 91.3% of the
Company's currently issued and
outstanding Common Stock.  As part of the
Stock Purchase Agreement, the stock of
two of the Company's subsidiaries, Cosmo
Telecom Corp. and Cosmo World Wide Corp.,
were transferred to the former
controlling shareholders of the Company.
In September 2001, the two loans with
outstanding balances as of December 31,
2000 at $997,994 and $749,528 were repaid
in full.  Further, the loan balance due
to major shareholders of $1,181,147 was
discharged by the Company through the
issuance of 1,555,000 shares of common
stock.
The Company's outstanding bridge loan of
$400,000 with an accrued interest of
$76,300 was discharged by a credit
against the purchase price Starlight paid
for the shares of the Company that it
purchased.
* * * * * *




		1

- 1 -
~NEWY1:2017819:2:|9/24/01 6:33 PM
304085-1