Form 10-Q
period 2001-03-31
COSMO COMMUNICATIONS CORP
filed 2002-01-22
CIK 718096

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
Yes           	No  X
2,744,000 shares of the issuer's Common Stock were outstanding as of the latest practicable date March 31,2001








INDEX


Registrant's Representations................................................
 ....................... 3
Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets
March31 2001andDecember31,2000...............4-5

Condensed Consolidated Statements of  Operations
for the three months ended March 31,2001 and
2000................................6

Condensed Consolidated Statements of Cash Flows for
the three months ended March 31, 2001 and
2000.................................. 7

Notes to Condensed Consolidated
Financial Statements.....................................................
 ...... .. .      8



Management's Discussion and Analysis of
Financial Condition and Results of
Operations.................................. 9-11

Signature......................................................
 .............. .......... 12







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


























COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)   March 31	       December 31
		2001 		2000

CURRENT ASSETS
  Cash and cash equivalents
                       $153,000          $  646,000


Receivables-
  Trade, less allowance for doubtful
     accounts of $ 52,000 at March 31,
     2001 and at December31, 2000  109,000        784,000

Inventories
                            1,404,000     1,393,000


Other       9,000                  7,000

Total current assets   1,675,000       2,830,000

PROPERTY AND EQUIPMENT, net  12,000    9,000
TOTAL     $ 1,687,000      $2,839,000

See notes to condensed consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
(Unaudited)
March 31,     December 31,
2001		   2000

CURRENT LIABILITIES
  Accounts payable and accrued expenses
$   1,237,000        1,458,000
  Credit facilities
            2,193,000        2,187,000
  Due to principal stockholder
           1,181,000        1,181,000
  Provision for sales returns
             147,000           567,000

  Total current liabilities
       4,758,000        5,393,000



 Total liabilities
         4,758,000        5,393,000

 STOCKHOLDERS' EQUITY:
Convertible cumulative preferred stock,
  $.01 par value; 30,000 shares authorized,
   none issued.
Preferred stock, $.01 par value; 9,970,000
  shares authorized, none issued.
Common stock, $.05 par value,
  4,000,000 shares authorized,
  2,744,000 issued and outstanding at March 31,
 2001 and December 31, 2000.
           137,000          137,000


Additional paid-in capital
          25,410,000     25,410,000

Accumulated deficit
         (26,872,000)  (26,554,000)

Cumulative translation adjustment
  ( 1,746,000)    (1,547,000)
TOTAL STOCKHOLDERS' EQUITY
(3,071,000)    (2,554,000)

TOTAL      $ 1,687,000       2,839,000

See notes to condensed consolidated financial statements.


COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH  31, 2001 AND 2000



(Unaudited)
     March 31,          March 31,
   2001                 2000
SALES  $     1,296,000          $ 1,360,000

COST OF SALES  1,1192,000    1,223,000
Gross Margin  104,,000        137,000
SELLING EXPENSES  265,000    286,000

GENERAL AND ADMINISTRATIVE EXPENSES
117,000                 57,000
Income / (loss) from operations
(278,000)             (206,000)
OTHER INCOME / (EXPENSE): 31,000   113,000
Interest expense (71,000)        (86,000)


Total other expense, net (40,000)   27,000
Net income / (loss)  $(318,000)  $(179,000)


INCOME / (LOSS) PER SHARE  (0.12)   (0.06)


SHARES OUTSTANDING (AVERAGE)  2,744,000  2,6424,000

See notes to condensed consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2000
(Unaudited)     2001                 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) $   (318,000 )   $  (179,000)


Adjustments to reconcile net income to net
cash used by operating activities:
  Depreciation & Amortization	 14,000
  (Increase) Decrease in accounts receivable,
 net    675,000                   554,000
(Increase) Decrease in inventories, prepaid expenses
and other assets  (13,000)       (9,000)
 (Decrease) Increase in accounts payable, accrued expenses and other
  current liabilities  (221,000)     (591,000)
  Increase (Decrease) in provision for returns
         (420,000)                         -

  Translation adjustment (199,000)	  -

Net cash provided by (used in) operating activities
            (496,000)           (211,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment
            (3,000)                   (10,000)


Net cash used in investing activities
      (3,000)                    (10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in credit facilities
        6,000                       229,000
Net cash provided by (used in) financing activities
      6,000                      229,000

(Decrease) Increase in cash and cash equivalents
      (493,000)                         8,000

Cash and cash equivalents at the beginning of the period
         646,000                      31,000


Cash and cash equivalents at the end of the period
     $    153,000                   $ 39,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for interest
        50,000                      88,000



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
FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the period included in the accompanying condensed consolidated financial statements.
 .
FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK
This quarterly report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of such risks and uncertainties, including, among others, general economic conditions, governmental regulation and competitive factors, and, more specifically, interest rate levels availability of financing, consumer confidence and preferences, the effectiveness of the Company's competitors, and costs of materials and labor. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this quarterly report will in fact transpire. LIQUIDITY AND CAPITAL RESOURCES
Working capital has a deficit of approximately $3,071,000 at March 31, 2001, an increase of approximately $508,000 from December 31, 2000.
The ratio of current assets to current liabilities at March 31, 2001 was .35 to 1, as compared to .52 to 1 at December 31, 2000. The Company has met its working capital requirements for the three months ended March 31, 2001 primarily from a combination of internally generated funds and the use of cash and cash equivalents.
The Company had a credit facility of up to $1,000,000 during the first quarter of 2001. Borrowings were based on a formula of eligible accounts receivable and inventories. Interest was charged on outstanding borrowings at prime plus 2 %. This credit facility contained a restrictive covenant related to a minimum net worth requirements, which was not met by the Company as of March 31, 2001. However, the lender has waived the minimum net worth requirements through March 31, 2001. Borrowings outstanding under this credit facility amounted to approximately $ 998,000, and are classified as current liabilities.
The Company is working with its new investors to refinance and to repay this facility in the next few months, subject to financing availability from another institution.
The Company has another credit facility from a financial institution in the amount of $750,000, which is due on demand. Interest is charged on outstanding borrowings at prime plus 1%. The company commenced borrowings under this line in 1997. As of March 31, 2001 and December 31,2000 borrowings outstanding under this credit facility were $749,000.
The Company received a bridge loan from its investor. Interest is accrued at a rate of 12% per annum. As at March 31, 2001, the principal of $400,000 and accrued interest of $45,000 were outstanding. All the above borrowings were repaid in August 2001 at the closing of the the Stock Purchase Agreement.
Management believes that through existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing at his discretion, the Company will be able to meet its working capital requirements during 2001.
FINANCIAL AND MANAGEMENT PLANS
The Company's stockholders' equity at March 31, 2001 and December 31, 2000 was ($3,071,000) and ($2,554,000), respectively. During the first quarter of 2001, management continued to implement its plan to focus the Company's business in the Canadian market, and in introducing new lines of wireless phone accessories. The first quarter result was affected by seasonal high returns from retail chains after the holidays
sales in fourth quarter of last year.   Management expects results will
improve in the third and fourth quarters. However, improved results depend upon a number of factors beyond the Company's control. These factors include the overall retail climate and competition, the success of new products and sales efforts, and fluctuation in the supply and costs of products sold. There can be no assurance that the Company's sales or financial condition will improve during fiscal year 2001.


RESULTS OF OPERATIONS
SALES
Sales for the first quarter of 2001 decreased by approximately $64,000 or 5% compared to the corresponding period in 2000. This was attributable to phasing out of the US operation which was non-profitable.

COST OF SALES AND GROSS MARGIN
Cost of sales in the first quarter was 92% of sales which was attributable to the write-off of some returns from customers.


SELLING,  GENERAL AND ADMINISTRATIVE  EXPENSES
Selling, general and administrative expenses for the first quarter of 2001 increased by $39,000 as compared to the corresponding period in 2000 mainly due to expansion of the sales brokerage activities.


INTEREST EXPENSE  AND OTHER COSTS
Interest expense and other costs decreased by approximately $23,000 during the first quarter of 2001 compared to the corresponding period in 2000. This decrease is primarily attributed to an overall reduction in interest expense resulting from a decrease in the average borrowings during the first quarter of 2001 as compared the same period in 2000.


NET LOSS AND INCOME
The Company had a loss of approximately $318,000 for the first quarter ended March 31, 2001 compared to net loss of $ 179,000 for the same period in 2000.
  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned - thereunto duly authorized.

COSMO COMMUNICATIONS CORPORATION


Date:	December 30, 2001



           /s/ PHILIP S. H LAU
	PHILIP S.H. LAU
	Chairman of the Board





















??







1