Form 10-Q/A
period 2001-06-30
COSMO COMMUNICATIONS CORP
filed 2002-01-22
CIK 718096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes           	No ___X____

2,744,000 shares of the issuer's Common Stock were outstanding as of the latest practicable date June 30,2001







INDEX


Registrant's Representations.......................
 ..................................................3
Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets
June 30,2001andDecember31,2000...............4-5

Condensed Consolidated Statements of  Operations
for the three months ended June 30,2001 and
2000..................................6

Condensed Consolidated Statements of Operations for the six
months ended June 30, 2001 and
2000.................................................7

Condensed Consolidated Statements of Cash Flows for
the six months ended June 30, 2001 and
2000.......................................8


Notes to Condensed Consolidated
Financial Statements........................................
 ............................9


Management's Discussion and Analysis of
Financial Condition and Results of
Operations.....................................10-12

Signature...........................................
 .......................................13



PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

The registrant represents that the Condensed Consolidated Financial Statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America, applied on a basis consistent with prior years and that such Condensed Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Cosmo Communications Corporation and its subsidiaries (the "Company"), as of June 30, 2001 and the results of its operations and its cash flows for the six months then ended.








COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)
June 30	       December 31
2001 2000


CURRENT ASSETS
 Cash and cash equivalents  $358,000    $  646,000

Receivables-
Trade, less allowance for doubtful
accounts of $ 52,000 at June 30,  2001
and at December31, 2000 .
1,021,000              784,000

Inventories   1,394,000           1,393,000

Other   9,000                  7,000
Total current assets  2,782,000       2,830,000
PROPERTY AND EQUIPMENT, net 13,000       9,000
TOTAL   $ 2,795,000      $2,839,000
See notes to condensed consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY (Unaudited)
June 30,             Dec 31,
2001		    2000

CURRENT LIABILITIES
Accounts payable and accrued expenses
$   1,407,000        1,458,000
Credit facilities  1,748,000        2,187,000
Due to principal stockholder 1,181,000  1,181,000
 ..Due to related party  767,000         -
Provision for sales returns 292,000   567,000
Total current liabilities 5,395,000  5,393,000
Total liabilities   5,395,000        5,393,000
STOCKHOLDERS' EQUITY:
Convertible cumulative preferred stock,
$.01 par value; 30,000 shares authorized,
none issued.
Preferred stock, $.01 par value; 9,970,000
shares authorized, none issued.
Common stock, $.05 par value,
4,000,000 shares authorized,
2,744,000 issued and outstanding at June 30,
2001 and December 31, 2000.
137,000          137,000
Addditional paid-in capital 25,410,000 25,410,000
Accumulated deficit (26,738,000)  (26,554,000)
Cumulative translation adjustment( 1,409,000) (1,547,000)
TOTAL STOCKHOLDERS' EQUITY (2,600,000)    (2,554,000)
TOTAL                     $ 2,795,000      2,839,000
See notes to condensed consolidated financial statements.
COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE  30, 2001 AND 2000
(Unaudited)
June 30,          June 30,
2001                2000

SALES  $     1,952,000      $ 3,846,000
COST OF SALES1,780,000        3,106,000
Gross Margin   172,000         740,000
SELLING EXPENSES 55,000       25,000
GENERAL AND ADMINISTRATIVE EXPENSES
314,000          3,000
Income / (loss) from operations (197,000)  712,000
OTHER INCOME / (EXPENSE):
Commision income 188,000    35,000
Interest expense (44,000)   (94,000)
Total other expense, net 144,000   (59,000)

Net income / (loss)$     (53,000) $    653,000
INCOME / (LOSS) PER SHARE (0.02)      0.25
SHARES OUTSTANDING (AVERAGE)2,744,000  2,642,000
See notes to condensed consolidated financial statements.
COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE  30, 2001 AND 2000
(Unaudited)
June 30,              June 30,
2001                    2000
SALES $     3,248,000    $ 5,206,000
COST OF SALES 2,785,000    4,329,000
Gross Margin    463,000      877,000
SELLING EXPENSES320,000      311,000
SELLING AND ADMINISTRATIVE EXPENSES
431,000                 54,000
Income / (loss) from operations
(288,000)              512,000
OTHER INCOME / (EXPENSE):
Commission income 219,000   148,000
Interest expense(115,000)  (180,000)
Total other expense, net 104,000   (32,000)
Net income / (loss) $(184,000)     $   480,000
INCOME / (LOSS) PER SHARE (0.07)       0.18
SHARES OUTSTANDING (AVERAGE)2,744,000 2,642,000
See notes to condensed consolidated financial statements
COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)
2001                 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) $(184,000 )  $  480,000

Adjustments to reconcile net income to net
cash used by operating activities:
Depreciation & Amortization  16,000
(Increase) Decrease in accounts receivable, net
(237,000)                (719,000)
(Increase) Decrease in inventories, prepaid expenses and other assets
(3,000)                   16,000
(Decrease) Increase in accounts payable, accrued expenses and other
current liabilities   (51,000)     160,000
Increase (Decrease) in provision for returns
(275,000)                         -
Translation adjustment	138,000	     -
Net cash provided by (used in) operating activities
(612,000)                    (47,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment
(4,000)                   (12,000)
Net cash used in investing activities
(4,000)                   (12,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in credit facilities
(439,000)                  77,000
Net increase (decrease) in due to related party
767,000                     -
Net cash provided by (used in) financing activities
328,000                    77,000
(Decrease) Increase in cash and cash equivalents
(288,000)                    18,000
Cash and cash equivalents at the beginning of the period
646,000                    31,000
Cash and cash equivalents at the end of the period
$    358,000               $ 49,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest
90,000                 181,000
See notes to condensed consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 and 2000 (Unaudited)

1.  SIGNIFICANT ACCOUNTING POLICIES:
The accounting policies followed by quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's report on Form 10K for the fiscal year ended December 31, 2000.
2.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory at June 30, 2001 and December 31, 2000 consisted primarily of finished goods.
3.  INCOME /(LOSS)PER SHARE:

Income (loss) per common share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding for each period. As of June 30, 2001 and December 31, 2000, common equivalent shares include the dilutive effect of stock options using the treasury stock method.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the period included in the accompanying condensed consolidated financial statements. . FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK
This quarterly report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of such risks and uncertainties, including, among others, general economic conditions, governmental regulation and competitive factors, and, more specifically, interest rate levels availability of financing, consumer confidence and preferences, the effectiveness of the Company's competitors, and costs of materials and labor. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this quarterly report will in fact transpire. LIQUIDITY AND CAPITAL RESOURCES
Working capital has a deficit of approximately $2,61371,000 at June 30, 2001, an increase of approximately $50,000 from December 31, 2000. The ratio of current assets to current liabilities at June 30, 2001 was .51 to 1, as compared to .52 to 1 at December 31, 2000. The Company has met its working capital requirements for the six months ended June 30, 2001 primarily from a combination of internally generated funds and the use of cash and cash equivalents.
The Company had a credit facility of up to $1,000,000 during the second quarter of 2001. Borrowings were based on a formula of eligible accounts receivable and inventories. Interest was charged on outstanding borrowings at prime plus 2 %. This credit facility contained a restrictive covenant related to a minimum net worth requirements, which was not met by the Company as of June 30, 2001. However, the lender has waived the minimum net worth requirements through June 30, 2001. Borrowings outstanding under this credit facility amounted to approximately $ 998,000, and are classified as current liabilities.
The Company is working with its new investors to refinance and to repay this facility in the next few months, subject to financing availability from another institution.
The Company has another credit facility from a financial institution in the amount of $750,000, which is due on demand. Interest is charged on outstanding borrowings at prime plus 1%. The company commenced borrowings under this line in 1997. As of June 30, 2001 and December 31,2000 borrowings outstanding under this credit facility were $750,000.
Management believes that through existing credit facilities and the continued commitment by the Company's principal stockholder to provide additional financing at his discretion, the Company will be able to meet its working capital requirements during 2001.
FINANCIAL AND MANAGEMENT PLANS
The Company's stockholders' equity at June 30, 2001 and December 31, 2000 was ($2,600,000) and ($2,554,000), respectively. During the second quarter of 2001, a new Board of Directors was elected after Master Light acquired 49.11% of the outstanding shares of the Company. Under the Stock Purchase Agreement, the new management would subscribe shares of the Company to ultimately controlled 91.3% of the voting shares of the Company. Proceeds from the subscription would be used to pay off the existing credit facilities. This would ease the cash flow and working capital requirements. In an uncertain economic environment, management has not planned any major change in product lines or mixes. The second quarter result was improved over the first quarter, which was affected by seasonal high returns from retail chains after the
holidays sales in fourth quarter of last year.   Management expects
results would improve in the third and fourth quarters. However, improved results depend upon a number of factors beyond the Company's control. These factors include the overall retail climate and competition, the success of new products and sales efforts, and fluctuation in the supply and costs of products sold. There can be no assurance that the Company's sales or financial condition will improve during fiscal year 2001.


RESULTS OF OPERATIONS
SALES
Sales for the second quarter of 2001 decreased by approximately
$1,894,000 or 49% compared to the corresponding period in 2000. This was attributable to phasing out of the US operation which was non-profitable.

COST OF SALES AND GROSS MARGIN
Cost of sales in the second quarter was 85% of sales .which was within management's expectation. Gross margin on average should be approximately 17% of sale.

SELLING,  GENERAL AND ADMINISTRATIVE  EXPENSES
Selling, general and administrative expenses for the second quarter of 2001 increased by $386,000 as compared to the corresponding period in 2000 mainly due to higher overhead in warehousing of products.


INTEREST EXPENSE  AND OTHER COSTS
Interest expense and other costs decreased by approximately $65,000 during the second quarter of 2001 compared to the corresponding period in 2000. This decrease is primarily attributed to an overall reduction in interest expense resulting from a decrease in the average borrowings during the second quarter of 2001 as compared the same period in 2000.

NET LOSS AND INCOME
The Company had a loss of approximately $53,000 for the second quarter ended June 30, 2001 compared to net profit of $ 653,000 for the same period in 2000.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned - thereunto duly authorized.

COSMO COMMUNICATIONS CORPORATION


Date:	Janaury 18, 2002



           /s/ PHILIP S. H LAU
	PHILIP S.H. LAU
	Chairman of the Board




	/s/ CAROL ATKINSON

	CAROL ATKINSON
	CHIEF FINANCIAL OFFICER













??







1