Form 10-Q/A
period 2001-09-30
COSMO COMMUNICATIONS CORP
filed 2002-01-22
CIK 718096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes           	No ___X____
29,104,066 shares of the issuer's Common Stock were outstanding as of the latest practicable date
September 30,2001

INDEX
Registrant's representations........................
 ........................................	3

Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets
September 30, 2001 and December 31, 2000..........
 .......................	4-5
Condensed Consolidated Statements of Operations
For the three months ended September 30, 2001,
And 2000..........................................
 .................................	 6
Condensed Consolidated Statements of Operations
For the nine months ended September 30, 2001 and
2000..................	.8
Notes to Condensed Consolidated Financial
Statements.......................................
 ...................................9

Management's Discussion and Analysis of Financial
Condition and Results of Operations...............
 .....................................10-12
Signature..........................................
 ............................................13.
PART 1 - FINANCIAL INFORMATION



Item I.  Financial Statements

The registrant represents that the Condensed Consolidated
Financial Statements furnished herein have been prepared
in accordance with generally accepted accounting principles
applied on a basis consistent with prior years and that
such Condensed Consolidated Financial Statements reflect,
in the opinion of the management of the Company, all
adjustments (which include only of normal recurring
adjustments) necessary to present fairly the consolidated
financial position of Cosmo Communications Corporation
and its subsidiaries (the "Company"), as of September 30,
2001and the results of its operation and its cash flows
for the nine months then ended.
COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS (Unaudited)
September 30	    December 31
2001       2000
CURRENT ASSETS
Cash and cash equivalents
$291,000                $  646,000
Receivables-
Trade, less allowance for doubtful
accounts of $ 52,000 at June 30,
2001 and at December31, 2000
1,410,000             	         784,000
Inventories 1,364,000   1,393,000
Other 9,000             7,000
Total current assets 3,074,000    2,830,000
PROPERTY AND EQUIPMENT, net 13,000   9,000
TOTAL       $ 3,087,000     	    $2,839,000

See notes to condensed consolidated financial statements.
COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY
(Unaudited) Sep 30,             Dec 31,
2001	               2000
CURRENT LIABILITIES
Accounts payable and accrued expenses $703,000  1,458,000
Credit facilities -               1,747,000
Due to principal stockholder   - -	  1,181,000
 ..Loan payable to related party 1,268,000  440,000
Other payable due to related party  1,321,000	      -
Provision for sales returns  281,000           567,000
Total current liabilities  3,573,000        5,393,000
Total liabilities          3,573,000        5,393,000

STOCKHOLDERS' EQUITY:
Convertible cumulative preferred stock,
$.01 par value; 30,000 shares authorized,
none issued.
Preferred stock, $.01 par value; 9,970,000
shares authorized, none issued.
Common stock, $.05 par value,
50,000,000 shares authorized,
29,104,000 issued and outstanding at September 30,
2001 and 2,744,000 at December 31, 2000. 1,571,000  137,000

Treasury Stock	(116,000)	     -
Additional paid-in capital  26,273,000     25,410,000
Accumulated deficit   (26,514,000)   (26,554,000)
Cumulative translation adjustment ( 1,700,000)     (1,547,000)
TOTAL STOCKHOLDERS' EQUITY (486,000)     (2,554,000)
TOTAL                $ 3,087,000     $ 2,839,000

See notes to condensed consolidated financial statements.


COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
(Unaudited)


September 30  September 30
2001          2000

SALES $  3,660,000 $  4,731,000
COST OF SALES 3,106,000     4,367,000
Gross Margin    554,000       364,000
SELLING EXPENSES 210,000      161,000
GENERAL & ADMINISTRATIVE 251,000  406,000

Income from operations 93,000  (203,000)

OTHER INCOME/(EXPENSE)

Commission income 170,000  27,000

Interest expenses (39,000) (14,000)

Interest income      -       -

Total other expenses, net  131,000  13,000
Net income/(loss) $    224,000   $  (190,000)
INCOME PER SHARE    0.01       (0.07)

OUTSTANDING (AVERAGE) 15,924,000 2,642,000

See notes to condensed consolidated financial statements

COSMO COMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(Unaudited)

September 30 September 30
    2001   2000

SALES  6,908,000  $  9,937,000
COST OF SALES 5,891,000  8,696,000
Gross Margin  1,017,000  1,241,000
SELLING EXPENSES 530,000   472,000
GENERAL & ADMINISTRATIVE 682,000  460,000
Income from operations (195,000)  309,000
OTHER INCOME/(EXPENSE)
Commission income  389,000   175,000
Interest expenses (154,000) (194,000)
Total other expenses, net (19,000) (19,000)
Net income/(loss) $   40,000       290,000
INCOME PER SHARE      0.0025         0.11
OUTSTANDING (AVERAGE) 15,924,000  2,642,000

See notes to condensed consolidated financial statements

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(Unaudited)





2001

  2000
CASH FLOWS FROM OPERATING ACTIVITIES:



Net income



 $    40,000

 $    290,000
Adjustments to reconcile net income to net cash



used by operating activities:





   Depreciation & amortization


            -

          24,000








(Increase) Decrease in accounts receivable, net
      (626,000)

   (1,658,000)
(Increase) Decrease in inventories and other assets
          27,000

          26,000
Increase (Decrease) in accounts payable, other



current liabilities



      (755,000)

     1,482,000
Increase (Decrease) in provision for returns


      (286,000)

            -
Translation Adjustments


      (153,000)

            -








      Net cash provided (used) by operating




      activities



   (1,753,000)

        164,000








CASH FLOWS FROM INVESTING ACTIVITIES











Purchase of property & equipment

          (4,000)

         (23,000)








     Net cash used by investing activities

          (4,000)

         (23,000)
















CASH FLOWS FROM FINANCING ACTIVITIES:











Net increase (decrease) in credit facilities and long-term


   debt repayments



         (1,747,000)

            -
Net increase (decrease) in due to stockholder
         (1,181,000)

            -
Net proceeds from shares subscription

          2,181,000

           25,000








    Net cash provided (used) by financing activities
           1,402,000

            -
















   Increase (Decrease) in cash and cash equivalents

            (355,000)

   166,000








Cash and cash equivalents at the beginning of the



period




             646,000

        31,000








Cash and cash equivalents at the end of the period
 $          291,000

 $   197,000








SUPPLEMENTAL DISCLOSURES OF CASH FLOW



INFORMATION






Cash paid during the period for interest

 $         154,000

 $   197,000

See notes to condensed consolidated financial statements

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 AND 2000

(Unadited)

1. SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies followed by quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's report on Form 10K for the fiscal year ended December 31, 2000.
2. INVENTORIES:

Inventories are stated at the lower of cost (first in, first-out) or market. Inventory at September 30, 2001 and December 31, 2000 consisted primarily of finished goods.

3. INCOME /(LOSS) PER SHARE:
Income (loss) per common share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding for each period. As of September 30, 2001 and December 31,
2000, common equivalent shares include the dilutive effect of stock options using the treasury stock method.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
The following is management's discussion and analysis of certain significant factors, which have affected the Company's financial condition, and results of operation during the period included in the accompanying condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK
This quarterly report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks could differ materially from these forward-looking statements as a result of such risks and uncertainties, including, among others, general economic conditions, governmental regulation and competitive factors, and, more specially, interest rate levels availability of financing, consumer confidence and preferences, the effectiveness of the Company's competitors, and costs of materials and labor.
In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this quarterly report will in fact transpire.




LIQUIDITY AND CAPITAL RESOURCES
Working capital has a deficit of approximately $499,000 at
September 30, 2001, a decrease of approximately $2,563,000
from December 31, 2000.  The ratio of current assets to
current liabilities at September 30, 2001 was .86 to 1,
as compared to .52 to 1 at December 31, 2000.  The Company
has met its working capital requirements for the nine months ended September 30, 2001 primarily from new shares issued
following the closing of the Stock Purchase Agreement
between the Company, the previous principal stockholders
and the new investor.  Details of these transactions were
outlined in the Company's 10K SB report for year ended
December 30, 2000.
With proceeds of the new shares subscriptions, the
following credit facilities, bridge loan and principal
stockholder's loan were paid off in August 2001:
Credit facilities		$998,000
Other financing arrangement	$756,000
Bridge loan			$440,000
As of September 30, 2001, the new management has provided loans and working capital credits to a total of $2,589,000.
Management believes that the continued commitment by the Company's current principal stockholder to provide additional financing at its discretion, the Company will be able to meet its working capital requirements during 2001.

FINANCIAL AND MANAGEMENT PLANS

The company's stockholders' equity at September 30, 2001 and December 31, 2000 was a deficit of ($486,000) and ($2,554,000), respectively. During the third quarter of 2001, the Company issued new shares to the new investor, Master Light Enterprise Limited, a subsidiary of Starlight
International Limited, a publicly traded company on the Hong Kong Stock Exchange, and to the previous stockholders in lieu of repaying loans due to them. In addition, the Company received substantial financial resources from Starlight to enable it to discharge all the outstanding debts to financial institutions. The economy slipped dramatically towards the end of the third quarter in 2001, management has not planned any significant changes in the operation of the Company, nor any plans to expand product lines, market shares currently.
RESULTS OF OPERATIONS

SALES

Sales for the third quarter of 2001 decreased by $1,071,000 or 23% compared to the corresponding period in 2000. Sales for the nine months ended September 30, 2000 decreased by approximately $3,029,000 or 30% as compared to the corresponding period in 2000.
COST OF SALES AND GROSS MARGIN
Gross margin as a percentage of sales was approximately 15% in the third quarter of 2001 as compared to 7.7% for the same period in 2000. During the third quarter of 2000, the Company liquidated its inventory in the USA as part of its phasing out plan in the US market. The current quarter restored the gross margin to its normal level.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the third quarter of 2001 increased by $106,000 as compared to corresponding period in 2000. These expenses during the nine months ended September 30, 2001 increased by $280,000 as compared to the corresponding period.
The higher expenses was primarily due to the activity as a sales representative for a US manufacturer to distribute its products in the Canadian market.
Commission income increased by $214,000 as compared to the corresponding period.



INTEREST EXPENSE AND OTHER COSTS
Interest expense and other costs increased by $25,000 during the third quarter of 2001 as compared to the corresponding period in 2000. Interest expenses and other costs decreased by $40,000 during the nine months ended September 30, 2001 as compared to the corresponding period in 2000. This decrease was primarily attributed to an overall reduction in interest expense resulting from a decrease in the average borrowings during the year.
NET LOSS AND INCOME
The Company had an income of $224,000 for the third quarter ended September 30, 2001 compared to a loss of $190,000 for the same quarter in 2000. During the nine months ended September 30, 2001, the Company had a profit of $40,000 as a compared to a profit of $290,000 in 2000.


SIGNATURE
Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed by the undersigned - thereunto duly authorized.


COSMO COMMUNICATIONS CORPORATION

Date:  January 18, 2002

	/s/Philip Lau
 	Chairman of the Board
	/s/Carol Atkinson
	Chief Financial Officer