Form 10-Q/A
period 2002-03-31
COSMO COMMUNICATIONS CORP
filed 2002-04-25
CIK 718096

Form 12b-25

      SEC 1344
      (2-2002)
      Previous versions obsoletePersons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.




      OMB APPROVAL
      OMB Number: 3235-0058
      Expires: January 31, 2005
      Estimated average burden
      hours per response. . .2.50
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 12b-25
      SEC FILE NUMBER
      CUSIP NUMBER
NOTIFICATION OF LATE FILING
(Check One):  Form 10-K  Form 20-F  Form 11-K  Form 10-Q
 Form N-SAR
For Period Ended: ______________________
[ ] Transition Report on Form 10-K
[ ] Transition Report on Form 20-F
[ ] Transition Report on Form 11-K
[X ] Transition Report on Form 10-Q
[ ] Transition Report on Form N-SAR
For the Transition Period Ended: __March 31, 2002_________________
      Read Instruction (on back page) Before Preparing Form. Please Print or
      Type.
      Nothing in this form shall be construed to imply that the Commission has verified any information contained herin.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates: _________________________
      PART I -- REGISTRANT INFORMATION
     ___________________________________________________________________
      Full Name of Registrant  Cosmo Communications Corporation

      Former Name if Applicable
      ___________________________________________________
      Address of Principal Executive Office (Street and Number)
 106 Ferrier Street, Markham, Ontario. L3R 2Z5
      City, State and Zip Code

PART II -- RULES 12b-25(b) AND (c)
If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)
      (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;
      (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F,11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and
      (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III -- NARRATIVE
State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, N-SAR, or the transition report portion thereof, could not be filed within the prescribed time period.

Change of Auditors in 2001. Delay in finalizing 2001 audit and unable to compile First Quarter of 2001 as a result.
(Attach Extra Sheets if Needed)
PART IV-- OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification


      _________________________
      (Name)_____Carol Atkinsomn____________________
      (Area Code)______905-940-0560___________________
      (Telephone Number)

(2) Have all other periodic reports reports required under
Section 13 or 15(d) of the Securities Exchange Act of 1934
or Section 30 of the Investment Company Act of 1940 during the preceeding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s). Yes
_______________________________________________________

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof? Yes No
If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.



_Cosmo Communications Corporation__________________________
(Name of Registrant as Specified in Charter) has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.
Date_April 25, 2002______________ By____Carol Atkinson
INSTRUCTION: The form may be signed by an executive officer of the registrant of by any other duly authorized representative.
The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.
ATTENTION
      Intentional misstatements or omissions of fact constitute
Federal Criminal
      Violations (See 18 U.S.C. 1001).

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


http://www.sec.gov/divisions/corpfin/forms/12b-25.htm
Last update: 02/11/2002