Form 10-K
period 2001-12-31
COSMO COMMUNICATIONS CORP
filed 2002-08-08
CIK 718096

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
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

Check whether the registrant (1) filed all
reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such
shorter period that the registrant was required
to file such reports), and (2) has been subject
to such filing requirements for the past 90
days. Yes_ No X
Check if there is no disclosure of delinquent
filers pursuant to Item 405 of Regulation S-B
is not contained in this form, and no
disclosure will be contained, to the best of
Registrant's knowledge, in definitive proxy or
information statements incorporated by
reference in Part III of this Form 10-K or any
amendment to this form 10-K.    ___
The registrant's revenues for the fiscal year ended December 31, 2001 were $10,425,000.
As of March 31, 2002, the market value of the registrant's Common Stock held by non-affiliates of the registrant was not able to be determined as there were no quotes on the bid and ask price of the Company's common stock.
The number of shares outstanding of the
registrant's common stock is 29,104,066 as of March 28, 2002.


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

General

Since its inception in March 1983, the Company, through its subsidiaries, has imported, marketed and distributed in the United States and Canada consumer electronic products, including televisions, video cassette recorders, audio equipment, digital alarm clocks, quartz alarm clocks, quartz wall clocks, clock radios and combination products such as clock radio telephones. The audio equipment includes a full line of audio products, including personal cassette players, portable stereos and music centers with and without compact disc players. During the year ended December 31, 2001, substantially all of the Company's sales activity related to customers located in Canada.


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

Financial and Management's Plans

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


Products

Clocks - The Company manufactures and markets a wide range of clocks, including electronic digital alarm clocks, quartz alarm clocks and quartz wall clocks. The Company introduced its first electronic digital clock in 1977 and currently offers approximately 20 models which retail at various prices ranging from approximately $5 to $20. The Company's electronic digital clocks contain microprocessors, printed circuit boards, light emitting diodes and ceramic buzzers. These products are manufactured by subcontractors in Hong Kong and the People's Republic of China, which manufacturers sometimes use components and materials supplied, and assembling methods developed, by the Company. Subcontractors in Hong Kong and the People's Republic of China manufacture the Company's wall clocks and battery operated quartz alarm clocks.


Radios - The Company introduced its first electronic digital clock radio in 1982 and currently offers 8 models, with retail prices ranging from approximately $9 to $20. The
Company's electronic digital clock radios contain audio components as well as components similar to those in its electronic digital clocks. Most of the units were manufactured by subcontractors in Hong Kong and the People's
Republic of China which sometimes use
components and materials supplied by the Company.


Compact Disc Players - The Company currently offered approximately 25 models of compact disc player and recorder products with retail prices ranging from $20 to $120. All of the products are manufactured by subcontractors in the People's Republic of China under the Company's specifications. Components and material are supplied by the subcontractors. Starlight, the Company's parent company also supplies a selection of compact disc products.


Licensed Products - The Company is a party to a sub-distribution agreement to market in Canada audio products utilizing the brand- name
"Memorex". It plans to expand the licensing to include some alarm clock products to be sold in the U.S. and Canada.


Marketing

The Company's marketing strategy is targeted at high volume retailers with broad distribution networks such as mass merchandisers, drug and other specialty chain stores, and other retailers. The Company did not make any sales in the US during 2001 but has made steady progress in establishing a wholesale distribution channel in Canada. The Company is now selling its licensed brand-name "Memorex" products to Wal-Mart Canada on an exclusive basis.


The Company continues to look for opportunity to add licensed brand names to its products line and is in negotiation with a third party for an exclusive distribution right.


The Company's current strategy for re-entering the US market is to locate niche markets. The following customers illustrate the Company's primary marketing channels and major customers in 2001.


Wal-Mart Canada Inc.- Mass Merchandiser

Canadian Tire Corporation -- Specialty Chain

The Company believes that its sales to high volume retailers depends upon its ability to deliver a large volume of attractive and reliable items at prices generally at or below those of its competitors.


Substantially all of the Company's Canadian sales are generated by either the Company's full-time sales staff or sales representatives.
Almost all of the Company's sales in 2001 were to customers within Canada. See Note 10 "Notes to Consolidated Financial Statements" for financial information about foreign and domestic operations.


Sales to the Company's largest customer, Wal-
Mart Canada Inc., accounted for approximately
88% of sales for 2001, 88% of sales in 2000.
The loss of Wal-Mart of Canada Inc. as a customer would have a significantly negative impact on the Company.


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


All of the components and raw materials used by the Company are available from several sources of supply and the Company does not anticipate that the loss of any single supplier would have a material adverse effect on its business, operations or financial condition. Since becoming part of the Starlight group, the Company has been able to obtain supply from Starlight mainly in the compact disc categories. The Company believes this has improved its position to compete with other distributors.


Product Development

During 2001, the Company did not introduce any new electronic digital alarm clocks (LED and LCD), quartz alarm clocks, quartz wall clocks and clock radios. New audio and other products were developed in conjunction with the sub-contractors and expenses were borne by the sub-contractors. During the year ended December 31, 2001, the Company did not spend any significant amount in product development and yet was able to introduce several new audio products


Competition

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

The Company believes that important factors necessary to compete include name recognition, price, quality reliability, attractive packaging, speed of delivery to customers and new or additional product features. The
Company believes that its future success will depend upon its ability to develop and manufacture reliable products, which incorporate developments in technology and satisfy consumer tastes with respect to style and design. Further, the Company's ability to market such products at competitive prices is necessary in order to compensate for the lack of strong consumer name recognition. In 2001, the Company has been able to compete better in the market place. Sales improved by 14% despite a sudden slowdown in economy after September 2001. Average gross profit margin also improved significantly by more aggressive sourcing of supplies.

The Company believes that, through its parent support, it is a significant manufacturer of compact disc players products and competes with several companies, including GPX and Emerson.



Foreign Operations

The Company's sales, warehousing and
administration are headquartered in Toronto,
Canada.  Sourcing, supply and quality
inspection operations are based in Hong Kong.
See Note 10 of "Notes to Consolidated Financial
Statements." Foreign currency exposure is limited to Canadian and Hong Kong exchange rate fluctuation.
The Company's cost structure is affected by import duties, loss of favorable tariff rates for products produced in the countries in which the Company subcontracts the manufacture of goods, imposition of import quotas, interruptions in sea or air transportation and political or economic changes in countries from which components or products are exported or into which they are imported.


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


Employees

On December 31, 2001, the Company had 22 full-time employees, including 1 in Hong Kong and 21 in Canada. In Hong Kong, one employee is engaged in sales and sourcing support duties.
In Canada, 8 employees were engaged in
warehouse distribution and service operations and 13 were sales, administrative and executive personnel. The Company believes that its relations with its employees are satisfactory.


Where You Can Find More Information

The Company files annual, quarterly and special reports, proxy statements and other information with the SEC. The Company's SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. The
Company's documents which are filed may be read or copied at the SEC's public reference room in Washington, D.C., at 450 Fifth Street, N.W.,
Washington, D.C. 20549.  Please call the SEC at
1-800-SEC-0330 for further information on the public reference room.


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



Rental commitment is $79,200 per annum under the existing lease.

Item 3.	Legal Proceedings.

The Company is from time to time involved in routine litigation incidental to its business most of which is adequately covered by insurance and none of which, in the opinion of management, is expected to have a material adverse effect on the Company.


Item 4.	Submission of Matters to a Vote of Security Holders.

During the fourth quarter of fiscal 2001, the Company did not submit any matter to a vote of security holders.


PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Since March 6, 1996, the Company's Common Stock has been listed for trading on the OTC Bulletin
Board under the symbol "CSMO." There were 166 record holders of the Common Stock on March 28, 2002. However those shares being held at various clearing houses, including Cede &
Company have not been broken down.
Accordingly, the Company believes there are many more beneficial owners of the Company's
Common Stock whose shares are held in "street name", not in the name of the individual shareholder


The following table sets forth the high and low prices for the Common Stock as reported for the periods indicated. These prices reflect interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.



	Fiscal Period	High	Low

2000	First Quarter		0.56   	0.31
Second Quarter		No quote 	No quote
Third Quarter		No quote  	No quote
Fourth Quarter		0.001 	0.001
2001	First Quarter	....	0.5625	0.001
Second Quarter ...............................................
..	No Quote	No Quote
Third Quarter		No Quote	No Quote
Fourth Quarter		No quote	No quote

On March 22, 2002, the last reported sales price for the Common Stock on the OTC Bulletin
Board was $0.003 per share.

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

As a Percent of Sales
Percentage of Increase

Year Ended December 31,
(Decrease) for  period December 31
  2001	2000                  2000  to 2001
____________________     ____________________


Sales	 100.0%	100.0%	14.3%

Cost of Sales
	   89.08 	  95.6     6.6%


Gross Margin..
	  10.92	4.4  181.7%

Selling, general and
Administrative expenses...........17.6
19.2         	      13.3%

Loss from operations       		  (6.7)
(14.8)            		  (42.7)%

Other income (expense)                      6.1
	8.2
	 (62.7)%

Net Income (Loss	 )
(2.8)% 	3.4%
(195.1)%

Comparison of the year ended December 31, 2001
to the year ended December 31, 2000



Sales increased by 14.35% or $1,308,000 for the year ended December 31, 2001. Higher sales were due to stronger consumer demand of the compact disc players and the introduction of on a trial basis, several higher end products such as a combined television and DVD player unit and other newer design compact disc players in the last quarter of 2001.

Cost of sales rose by 6.6% as a result of aggressive sourcing of products. Gross margin was lifted from 4.4% of sales in 2000 to 10.9% in 2001.

Selling, general and administrative expenses increased by 13.4%, largely due to higher sales activities.

Revenue earned as commission rose by 88% or $324,000 in 2001. The Company earned commissions as distributor for an unrelated party in Canada through its existing sales channels.

Net result in 2001 was a loss of $292,000 in 2001compared with a profit of $307,000 in 2000.
The profit in 2000 included two non-recurring events which contributed $1,557,000 windfall gain in that year. Without these events, results in 2001 would have been better than 2000 by 77%.

Liquidity and Capital Resources

The Company's working capital deficit improved by $1,843,000 from a deficit of $2,563,000 in
2000 to $720,000 in 2001. The ratio of current assets to current liabilities at December 31, 2001 was .81 to 1, as compared to .52 to 1 at December 31, 2000.

During 2001, the Company repaid all its short term loans and notes payable as follows:

Credit facilities from financial institution							$998,000
Notes payable 													$749,000
Bridge loan														$440,000

The repayments were financed by a loan provided by Starlight. The balance of this loan bears interest at prime plus 1% per annum. Balance at December 31, 2001 was $1,322,000 including interest accrued.

In addition, Starlight provided working capital to the Company through trades. Balance of trade payable to Starlight at year end was $1,242,000.

The Company received $1,000,000 in shares subscription from Starlight at the closing of the Stock Purchase in August 2001. Proceeds of this transaction were used to discharge the short term liabilities with financial institutions.

Loan due to the previous principal stockholder was settled fully by common shares issued in pursuant of the Stock Purchase Agreement.

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


Name	Age	Position

Philip Lau	54	Chairman of the Board of
Directors, and President

Peter Horak	61	Chief Executive Officer,
Canada

Yu Wing Kin	50	Vice President,
Administration, Hong Kong

Carol Atkinson	53	Director

Jacky Lau	43	Director


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

Section 16(a) Beneficial Ownership and
Reporting Compliance

The directors and executive officers of the Company, and the owners of more than ten (10%) percent of the Company's outstanding Common
Stock, are required to file reports with the Securities and Exchange Commission, reporting changes in the number of shares of the Company's Common Stock beneficially owned by them and provide the Company with copies of all such reports. Based solely on its review of the copies of such reports furnished to the Company and written representations from the executive officers and directors, the Company believes that all reports were timely made for the year ended December 31, 2001, with the following exceptions: (i) Philip Lau, reported late on Form 3, filed February 16, 2000, his beneficial ownership of 1,347,420 shares of Common Stock purchased on January 23, 2000;
(ii) Carol Atkinson, Director, reported late on a Form 3, filed on November 14, 2001, her appointment as a director of the Company on January 23, 2001; and (iii) Jacky Lau,
Director, reported late on reported late on a Form 3, filed on November 14,, 2001, his appointment as a director of the Company on January 23, 2001

Item 10.		Executive Compensation

Summary Compensation Table.

The following table sets forth, for the 2001and
2000 fiscal years, respectively, compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each other executive officer whose total annual salary and bonus for the 2001 fiscal year totaled $100,000 or more (collectively, the "Named Executive Officers").

Annual Compensation(1)

2001	2000	   2001	2000		    All Other
Name and Principal Position	Salary ($)	Bonus
($)	Compensation
Starlight International
5/F, Shing Dao Industrial Building
232 Aberdeen Main Road
Hong Kong
Philip Lau					  none	none	   none	none			   (1)

Peter Horak
CEO, Canada					129,000	105,200	   none	none			   (1)

Carol Atkinson				  none	none	   none	none			   (1)

Jacky Lau					  none	none	   none	none			   (1)


 (1)  The column for "Other Annual
Compensation" has been omitted because there is
no compensation 	required to be reported in
such column.  The aggregate amount of
perquisites and other personal benefits
provided to each Named Executive Officer is less than 10% of the total of annual salary and bonus of such officer.

Option Grants Table. No options were granted or exercised during fiscal 2001.
Aggregated Fiscal Year-End Option Value Table.
No Named Executive Officers held any options as of the end of the 2001 fiscal year.
Long-Term Incentive and Pension Plans.  The
Company does not have any long-term incentive or pension plans.
Compensation of Directors. Directors who are not officers of the Company generally receive meeting attendance fees of $300. However, each such director waived his right to receive such fees during 2001. Annual retainers are not currently provided to directors; however, such retainers may be re-instituted in the future.
Directors are eligible to receive grants of options under the Company's stock option plan.
No stock options were granted to any directors of the Company during 2001.

Item 11.	Security Ownership of Certain
Beneficial Owners and Management.

The information contained in the table was furnished by the persons listed therein. The calculations of the percent of shares beneficially owned are based on 29,104,066 shares of common stock outstanding on September
14, 2001. None of the persons named below own any options or warrants to purchase shares of the Corporation's common stock.


Name and Address
Beneficial Ownership
of Common Stock
Current
Percent of Class
Starlight International
5/F, Shing Dao Industrial Building 232 Aberdeen Main Road, 5th Floor
Hong Kong
Philip Lau
Carol Atkinson
Jacky Lau
Peter Horak
26,585,008(1)


26,585,008(1)
none
none
257,500
91.3%


91.3%


0.9%
All Directors and Executive Officers as a
Group (4 persons)
26,842,508(1)
92.2%

(1)	Includes 26,585,008 shares owned by
Master Light Enterprises, Ltd., of which Mr.
Lau is the controlling stockholder.


Item 12. 	Certain Relationships and Related
Transactions.
As of December 31, 2001, the Company owed approximately $2,564,000 to Starlight group of companies, principal shareholders of the
Company. $1,242,000 was owed in the form of trades payable. The balance was in the form of a loan.
In August 2001, in accordance with the Letter
Agreements described below, the previous principal shareholders received 1,555,000 new shares of the Company's Common Stock as repayment of the loan owed to them. These principal shareholders also agreed to surrender an aggregate of 2,294,567 shares as treasury stock.
On August 20, 2001, Master Light, a company controlled by Philip Lau, the Chairman of the Board and President of the Company, acquired from the Company 26,585,008 shares of the Company's Common Stock, representing 91.3% of the Company's currently issued and outstanding
Common Stock for $1,000,000. A portion of the purchase price paid for the shares was taken as a credit against the principal and interest due on the Starlight bridge loan to the Company, which was then deemed paid in full.

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


 22.1
List of Registrant's Subsidiaries (3)

____________________


(1) Incorporated by reference to the exhibit with the same number filed with the Registrant's Registration Statement No. 2-
83088.

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

COSMO COMMUNICATIONS CORPORATION
DATED: March 28, 2002                                 /s/ Peter Horak
PETER HORAK
Chief Executive Officer, Canadian Operation

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: March 28, 2002
										/s/ Philip Lau
PHILIP LAU,
Chairman of the Board
President

										/s/ Carol Atkinson
CAROL ATKINSON
Chief Financial Officer
























COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
    Page
INDEPENDENT AUDITORS' REPORT   									F-1

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2001 AND 2000
						F-2

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE TWO YEARS IN THE PERIOD
ENDED DECEMBER 31, 2001
							F-3


CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
DEFICIENCY FOR EACH OF THE TWO YEARS IN THE
PERIOD ENDED DECEMBER 31, 2001

							F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
EACH OF THE TWO YEARS IN THE PERIOD ENDED
DECEMBER 31, 2001

							F-5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

							F-6
Schwartz Levitsky Feldman LLP
Chartered Accountants
Toronto, Montreal, Ottawa


REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Cosmo Communications Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Cosmo Communications
Corporation and subsidiaries (incorporated in
Florida) as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Cosmo Communications Corporation and Subsidiaries as of December 31, 2000 were audited by other auditors whose report dated
September 14, 2001, expressed an unqualified opinion on those statements, accompanied by an explanatory paragraph on the ability of the Company to continue as a going concern.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidate financial position of Cosmo Communication and Subsidiaries as of December 31, 2001 and the results of its operations and its cash flows for each of the year ended December 31, 2001, in accordance with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial
statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses and has significant working capital and stockholder deficiencies. These conditions raise substantial doubt about its ability to continue as a going concern.
Management's plans regarding to those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Chartered Accountants
Toronto, Canada

 March 28, 2002






COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
ASSETS     2001               2000
 	($ in 000's)	   ($ in 000's)
CURRENT ASSETS:
Cash and cash equivalents
   	$  449			$   646
Accounts receivable, net of allowance for
doubtful accounts of  $32,000 and $52,000, in
2001 and 2000, respectively	(note 2)
	990                        784
Inventories
      1,657		  1,393
 Other assets
       7			         7
__________       _________
Total current assets
   3,103		  2,830
PROPERTY AND EQUIPMENT, net (note 3)
 	     14				9

 ___________        __________
Total	 $ 3,117	    	          $2,839


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses
      $ 1,307	   	 $     2,025
Credit facility and other financing
arrangements(note 4) -	    	        2,187
Due to principal stockholder
                 	    -		        1,181
Accounts payable to related party(note 4 &5)			1,194			  -
Loan from related party (note 4 &5)
		        1,322  	   	  -
		  __________         __________
Total current liabilities 			          3,823		5,393

STOCKHOLDERS' DEFICIENCY:

 Common Stock (note 6 and note 7)			     						1,571	                   137
 Treasury stock	(note 6)										( 116)		-
Additional paid-in capital 			     	        26,273	     25,410
 Accumulated deficit
             (26,846)	   (26,554)
 Accumulated other comprehensive loss
  	        (1,588)        	     (1,547)
                                       __________        _________
Total stockholders' deficiency
    	           (706)    	     (2,554)


              __________        _________
Total	    $    3.117    	     $ 2,839


The accompanying notes are an integral part of these consolidated financial statements




     F-2
COSMO	 COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001
2001              		2000
($ in 000's)		  ($ in 000's)
     (except per share data)

SALES, net						                  		      $ 10,425		       $ 9,117

COST OF SALES  9,287	   	          8,713


__________

GROSS MARGIN	1,138			  404
		   __________       __________

OPERATING EXPENSE:
Selling expenses 	803	   	  960
General and administrative expenses
    1,031				  794
__________                  _________
     1,834				1,754


__________                  _________
LOSS  FROM OPERATIONS
 (  696) 			       ( 1,350)
________                  _________

OTHER INCOME (EXPENSE):
Interest expense	 (232)	 (290)
Interest income     35		   22
Commissions		692		  368
Gain on sale of fixed assets
  -	 			  726
Gain on sale of subsidiaries
  -				  831
 Exchange losses
( 91)  				    -

Total other income (expense), net
404				1,657
___________                   __________

NET INCOME ( LOSS)
$     (292)            $      307

BASIC AND DILUTED INCOME (LOSS) PER
COMMON STOCK
$     (.025)                  $   .11


WEIGHTED AVERAGE NUMBER OF COMMON
STOCKS USED IN COMPUTING INCOME (LOSS)
PER SHARE	11,524,000      2,692,000

The accompanying notes are an integral part of these consolidated financial statements



F-3

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001
								($ in 000s except issued share data)

Common Accumulated Stock
Additional
Other   __
Shares __
Paid-in
Accumulated Comprehensive
Number
Amount
Capital
Deficit
Income
Total

BALANCE,
DECEMBER 31, 1999       2,642,000
	       133            25,410
	  (26,861)            (1,514)
	 ( 2,832)


Shares issued			102,000
	 4				 4

Net income  307          307

Other comprehensive income :
Foreign Currency Translation   									             (33)                (33)
________     ________    __________      __________   ________      ________
BALANCE, DECEMBER 31, 2000
 2,744,000            137           25,410
(26,554)            (1,547) 	    (2,554)

Shares issued
 28,675,000    1,434	863	   2,297

Treasury stock
(2,335,000)	    (116)	(116)

Net loss 	(292)        (292)

Other comprehensive loss :
Foreign Currency Translation
    (41)  	         (41)
_________     ________   __________     __________   _________   ________
BALANCE,
DECEMBER 31, 2001
  29,104,000        $1,455        $ 26,273
$ (26,846)        $ (1,588)          $   (706)





The accompanying notes are an integral part of these consolidated financial statements






F-4
COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001
2001 2000
    ($ in 000's)			($ in 000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) $    (292)	 $     307
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating
activities:
Depreciation and amortization
	4					 205

Gain from sale of fixed assets
	      -					(726)
Gain on sale of subsidiaries
	-                            (831)
Decrease (increase) in accounts receivable, net
        (206)					 575
(Increase) decrease  in inventories, other
current assets and other assets
	(264)			         (300)
Increase in accounts payable and accrued
expenses and other current liabilities
     766					 566
Increase in accounts payable with related
party
	1,242					   -
Foreign Currency Translation adjustment
	 (41)           			   -
  _________                        __________
Net cash provided by (used in) operating
activities
     	(323)					(204)


CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of fixed assets
     	 -					1,801

Purchases of property and equipment
	 (9)     				    -
      ___________			  _________
Net cash provided by (used in) investing activities
      (9)					1,801
____________                       _________

CASH FLOWS FROM FINANCING ACTIVITIES :
Repayment of notes and loans			(1,189)	        (1,253)
Proceeds from related party loan
      1,322			  440
Repayment of credit facility
	(998)		  	    (3)
Net increase(decrease)in due to stockholders (note 4)
	                            (170)
Proceeds from shares issued
    1,000	        	      4
 _________              	__________
 Net cash (used in) provided by financing activities
  135				   	  (982)
__________                 	__________
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS
     (197)		  	   615
CASH AND CASH EQUIVALENTS AT THE
BEGINNING OF THE YEAR
	646	     	    31
	_______     	 __________

CASH AND CASH EQUIVALENTS AT THE
END OF THE YEAR
 $       449      $ 646

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION - Cash paid during the year for
interest
 $      169    		   $           250

SUPPLEMENTAL DISCLOSURES OF NON-CASH
FINANCING and INVESTING ACTIVITIES:
Credit facility settled by sale of subsidiaries
       -                              $  859
Disposal cost of fully depreciated assets
	 -		                $175
Loan due previous principal shareholder
$       1,181  		 $       -

The accompanying notes are an integral part of these consolidated financial statements

F-5
COSMO COMMUNICATIONS CORPORATION AND
SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE TWO YEARS ENDED DECEMBER 31,
2001
1.	GENERAL AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

General - Cosmo Communications Corporation and subsidiaries (the "Company") markets and distributes consumer electronic products. The
Company has operations in Hong Kong and Canada.

Financial Difficulties and Management's Plans -
The Company has incurred significant losses, and has a significant working capital and stockholder deficiency. The Company continued to experience intense price competition in the consumer electronic retail market in 2001.
During the year, management consolidated the US operation and merged it with the Canadian operation to focus its business in Canada.
Management believes that the support of the new shareholder will provide the Company with the resources necessary to meet its obligations over the next year. The Company's ability to ultimately return to profitability is dependent upon a number of factors beyond its control, including the overall retail climate and competition and resources injected by the new shareholder.

Use of Estimates - The preparation of
consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Fair Value of Financial Instruments - The
Company's financial instruments include cash and cash equivalents, receivables, payables, debt and credit facilities. The fair values of such financial instruments have been determined based on current market interest rates as of December 31, 2001. The fair values of these instruments were not materially different than their carrying (or contract) values.
Principles of Consolidation - The Company includes, in consolidation, its wholly owned subsidiaries, Cosmo Canada Communications
Corporation and Cosmo Hong Kong communications
Limited Company. All significant intercompany transactions and balances have been eliminated upon consolidation.
Cash and Cash Equivalents - All highly liquid instruments with a maturity of three months or less when acquired are considered cash equivalents.



F-6



Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market.
Other asset- Other asset consists of deposits on rental leases.
Property and Equipment - Property and equipment is stated at cost. Amortization is provided using the straight-line method over the estimated useful lives of the related assets which range from three to eight years for property and equipment, other than the building, which is amortized over thirty years.
Foreign Translation Adjustment - The accounts of the foreign subsidiaries were translated into U.S. dollars in accordance with the provisions of Financial Accounting Standards
Board Statement No. 52 ("SFAS 52"). Management has determined that the Hong Kong dollar is the functional currency of the Hong Kong subsidiaries and the Canadian dollar is the functional currency of the Canadian subsidiary.
Certain current assets and liabilities of these foreign entities are denominated in U.S.
dollars. In accordance with the provisions of SFAS 52, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant periods. Adjustments resulting from the translation of the financial statements from their functional currencies to United States dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income for the relevant periods.
Revenue Recognition - Sales are recognized upon shipment of goods as that is the point at which title passes to the customer, net of estimated sales returns. Revenue is recognized if persuasive evidence of an agreement exists, the sales price is fixed or determinable, and collectibility is reasonably assured.
Concentrations of Credit Risks - The Company's receivables are unsecured and are generally due in 30 days.
Income Taxes - The Company follows the
guidelines contained in Financial Accounting
Standards Board Statement 109, Accounting for
Income Taxes ("SFAS 109"). SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes. In addition, SFAS 109 requires that deferred tax liabilities and assets be adjusted in the period of enactment for the effect of an enacted change in tax laws or rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

 Loss Per Share - Basic loss per share is computed based on the average number of common shares outstanding and diluted loss per share is computed based on the average number of common and potential common shares outstanding.
As of each period ended there were no dilutive common equivalent shares. The stock options discussed in Note 9 could potentially dilute earnings per share in the future but were not included in diluted loss per share since they would be anti-dilutive for the periods presented.

Stock-Based Compensation Plans - Stock-based compensation plans include all arrangements by which employees and non-employee members of the Board of Directors receive shares of stock or other equity instruments of the Company or the Company incurs liabilities to employees in amounts based on the price of the Company's stock. The Company has chosen to continue to account for stock-based plans using the intrinsic value method prescribed by Accounting
Principles Board Opinion ("APB") No.25,
Accounting for Stock issued to Employees and related interpretations. Accordingly, compensation cost of stock based compensation is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee or non-employee member of the Board of Directors must pay for the stock. The Company did not enter into any stock based compensation arrangement in 2001 or 2000.

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
 2.	ACCOUNTS RECEIVABLE
The activity for the allowance for doubtful accounts is as follows for the years ended
December 31:

2001     		    2000
($ in 000's)		($ in 000's)
	Beginning balance  		 	 			     $   52			    $  19
	Provision		         	        			 	           32	 	   	       138
	Write-offs, net of recoveries				        (52)			    (105)
   	Ending balance				      			      $  32			    $  52
The Company carries accounts receivable at the
amounts it deems to be collectible.
Accordingly, the Company provides allowances
for accounts receivable it deems to be
uncollectible based on management's best
estimates. Recoveries are recognized in the
period they are received. The ultimate amount
of accounts receivable that become
uncollectible could differ from those
estimated.
3.	PROPERTY AND EQUIPMENT
Property and equipment consisted of the
following as of December 31:
2001			     2000
    ($ in 000's)		($ in 000's)


	Leasehold improvements      		   		    	   	       12	                 12
	Plant and equipment				   				       43	                 34

Furniture and fixtures							       29		         29
Total 	           84		         75
Less accumulated depreciation and amortization
(    70)                     (66)
   $        14	         $        9


4.	CREDIT FACILITY AND OTHER FINANCING
ARRANGEMENTS AND OTHER CURRENT LIABILITIES
Credit facility and other financing
arrangements consist of the following:
	2001  		2000
($ in 000's)           ($ in 000's)
Credit facility
	 $        -		     $      998
Promissory note
	         -	         	    749
Note payable
	       -   		           440

	   $   - 	    	      $   2,187

Credit facility - The Company repaid all credit facility as of December 31, 2001.
Promissory note - The Company repaid the promissory note as of December 31, 2001.
Note payable In August 2001, this note was fully discharged together with accrued interest of $76,300 by applying it as a credit against the purchase price Starlight paid for the shares of the Company.
Other current liabilities consist of:
Due to previous principal stockholders -  On
August 23, 2001, this loan was converted to equity by the Company issuing 1,555,000 new shares to the stockholders.

Loan from related party - The Company received a loan from Starlight in August 2001. This loan bears interest at prime rate plus 1% and is payable on demand. As of December 31, 2001, total owed was $1,322,000 including interest accrued

5.	RELATED PARTY TRANSACTIONS
Apart from those as disclosed in note 4, the Company's transactions with related party which in the opinion of the directors, were carried out on normal commercial terms and in the ordinary course of the Company's business.
As of December 31, 2001, the Company owed approximately $2,564,000 to Starlight group of companies, principal shareholders of the
Company. $1,242,000 was owed in the form of trades payable. The balance was in the form of a loan. During the year, the Company purchased
$4,860,491 of goods from Starlight and paid
$163,000 in handling charges for repair of products.



6.	COMMON STOCK AND TREASURY STOCK
Authorized
30,000 Preferred stock, cumulative, convertible
at $0.01 par value
9,970,000 Preferred stock, at $0.01 par value
50,000,000 common stock at $0.05 par value
Issued									2001			2000
										   $			    $
										 ('000)		 ('000)
29,104,000 common stock (2000 - 2,744,000)		   1,571		     137
On June 19, 2001, shareholders of the Company
at a Special Meeting, approved the amendment of
the Company's Articles of Incorporation to
increase the number of authorized shares from 4
million to 50 million shares.
In August 2001, the transactions contemplated
by the Stock Purchase Agreement, as amended,
were consummated and, after the purchase of the
1,347,420 shares by Master Light were
rescinded,  Master Light acquired from the
Company 26,585,000 shares of the Company's
common stock, representing  91.3% of the
Company's currently issued and outstanding
Common Stock.  As part of the Stock Purchase
Agreement, the stock of two of the Company's
subsidiaries, Cosmo Telecom Corp. and Cosmo
World Wide Corp., were transferred to the
former controlling shareholders of the Company.
Under the terms of the Agreement above, the
Company issued to two executive officers of the
Company's Canadian operating subsidiary an
aggregate of 535,000 shares of newly issued
common stock in consideration  of their
agreement to release the Company from its
obligation to repay $79,425 owed to them and
from any other claims which they might have
against the Company and its subsidiaries and
thereof respective directors, officers or
stockholders.  They agreed to surrender an
aggregate of 20,000 shares as treasury stock.
In September 2001, the two loans with
outstanding balances as of December 31, 2000 at
$997,994 and $749,528 were repaid in full.
Further, the loan balance due to major
shareholders of $1,181,147 was discharged by
the Company through the issuance of 1,555,000
shares of common stock.  These principal
shareholders also agreed to surrender an
aggregate of 2,294,567 shares as treasury stock
(note 4).
The Company's outstanding bridge loan of
$400,000 with an accrued interest of $76,300
was discharged by a credit against the purchase
price Starlight paid for the shares of the
company that it purchased .
7.	STOCK OPTION PLAN
Stock Option Plan - The Board of Directors of
the Company (the "Board") adopted the 1990
Stock Option Plan (the "Plan) effective
December 15, 1990.  Effective December 23,
1994, the 1990 Stock Option Plan was amended
and restated.  The Plan reserved 270,000 shares
of common stock for issuance thereunder.  Under
the Plan, the Company may grant incentive stock
options, nonqualified stock options, and stock
appreciation rights.  The purpose of the Plan
is to further the best interests of the Company
and its subsidiaries by encouraging employees ]
and consultants of the Company and its
subsidiaries to continue association with the
Company.  The employees eligible to participate
in the Plan as recipients of stock options or
stock appreciation rights are such officers and
employees of the Company and such other key
employees of the Company and its subsidiaries,
as the Board shall from time to time determine,
subject to the limitations of the Plan.
The Plan is administered by the Board or by a
committee of the Board designated by the Board.
The Board, or such committee, determines, among
other things, which officers, employees and
directors of the Company receive options or
stock appreciation rights under the Plan, the
number of shares to be covered by the options,
and the date of grant of such options.  The
options granted under the Plan terminate at the
earlier of (i) a date set by the Board at the
time of grant, or (ii) ten years from their
respective dates of grant, except in the case
of incentive stock options granted to a
shareholder owning ten percent (10%) or more of
the Company's common stock, with respect to
whom options granted are exercisable over a
period no longer than five years.  The exercise
price for stock options granted under the Plan
is determined by the Board and is required to
be at least the par value per share of the
common stock, except in the case of incentive
stock options (which must have a price which is
not less than fair market value) granted to a
shareholder owning ten percent (10%) or more of
the Company's common stock, with respect to
whom the exercise price is required to be at
least one hundred ten percent (110%) of such
fair market value.  The exercise price must be
paid in full by an employee in cash, common
stock of the Company or any other form of
payment permitted by the Board.
As of December 31, 2001, 252,000 stock options
were outstanding of which 230,000 were
exercisable.  No stock options were granted,
exercised, forfeited or expired for the last
three years.  The exercise price of the stock
options range from $.45 - $1.55 per option.









8.	INCOME TAXES
The Company has unused tax loss carryforwards, the measurement of which has not been reliably estimated but may be approximately $20 million, which would be available to offset future taxable income. Such carryforwards relate in part to domestic and in part to foreign jurisdictions and expire from the year 2002 through the year 2017.
The Company has reduced the deferred tax assets resulting from its domestic and foreign tax loss carryforwards by a 100% valuation allowance as it has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the deferred tax asset net of the valuation allowance is not affected by the measurement uncertainty and is zero at December, 31 2001 and 2000.


9.	CONTINGENCIES
 From time to time, the Company is engaged in ordinary routine litigation incidental to its operations. The Company, after considering the advice of legal counsel, believes that any such litigation will not have a material adverse effect on its consolidated financial position.
The Company is not in compliance with the periodic reporting requirements of the
Securities Exchange Act of 1934. Management is unable to determine what effect, if any, this non-compliance will have on its operations.

10.	OPERATING SEGMENT INFORMATION- ( IN THOUSANDS)

The Company operated in one business segment and all of its sales are consumer electronic products. The Company's customers are principally in Canada. Borrowings are principally in the United States.

 Wal-Mart Canada Inc. is the Company largest
customer, which accounted for 88% of sales in
2001 (88% in 2000).  Economic dependence exists
with this identified customer.  Loss of the
customer may imply a significant adverse to the
financial position of the Company.
2001
Domestic	Foreign		Other
Total Assets $0	          $ 3,117                		-                $3,117
Sales, net	-               10,425
	      -               10,425
Gross Margin -		    1,138
		-                1,138
Net income (loss)
	    (141)		      (151)
           -		    ( 292)

2000
Assets   $       0	   $  2,839
        $   -                $ 2,839
Sales, net   0                9,117		      -  	            9,117
Gross Margin 0 		        404		      -	              404
Net loss  1,059		      (1,366)
	   -      		      307

11.    COMMITMENT
The Company leases premises under an operating
lease with a four year term in Canada and
shares the facilities for its Hong Kong
operation.  Rent expense during the 12 months
ended December 31, 2001 was approximately
$108,000.  Minimum lease commitments under the
leases at December 31, 2001 were:
12 months				$107,000
24 months				$107,000
36 months				$122,000
48 months				$ 65,000						$401,000



* * * * * *




		1

- 1 -