Form 10-Q/A
period 2002-03-31
COSMO COMMUNICATIONS CORP
filed 2002-08-13
CIK 718096

Form 12b-25

      SEC 1344
      (2-2002)
      Previous versions obsoletePersons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.




      OMB APPROVAL
      OMB Number: 3235-0058
      Expires: January 31, 2005
      Estimated average burden
      hours per response. . .2.50
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 12b-25
      SEC FILE NUMBER 11968
      CUSIP NUMBER
NOTIFICATION OF LATE FILING
(Check One):  Form 10-K  Form 20-F  Form 11-K  Form 10-Q
 Form N-SAR
For Period Ended: June 30, 2002_______
[ ] Transition Report on Form 10-K
[ ] Transition Report on Form 20-F
[ ] Transition Report on Form 11-K
[X] Transition Report on Form 10-Q
[ ] Transition Report on Form N-SAR
For the Transition Period Ended: __________________
      Read Instruction (on back page) Before Preparing Form. Please Print or
      Type.
      Nothing in this form shall be construed to imply that the Commission has verified any information contained herin.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

      PART I -- REGISTRANT INFORMATION
      Cosmo Communications Corporation
      Full Name of Registrant
      _______________________________________________________________________
      Former Name if Applicable
      106 Ferrier Street, Markham, ON L3R 2Z5
      Address of Principal Executive Office (Street and Number)

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

(1) Name and telephone number of person to contact in regard to this notification


      _________________________
      (Name)_Carol Atkinson
      (Area Code)_508-485-7806_
      (Telephone Number)

(2) Have all other periodic reports reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceeding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s). Yes No
_______________________________________________________________________
(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof? Yes No
If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

Review not completed by Auditors as yet.

_Cosmo Communications Corporation
(Name of Registrant as Specified in Charter) has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.
Date____August 13, 2002___ By_______Carol Atkinson___________
INSTRUCTION: The form may be signed by an executive officer of the registrant of by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (orther than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.

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