Form 10KSB
period 2002-03-31
COSMO COMMUNICATIONS CORP
filed 2002-09-26
CIK 718096

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002
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

The registrant's revenues for the fiscal period ended March 31, 2002 were $2,750,000.

As of March 31, 2002, the market value of the registrant's Common Stock held by non-affiliates of the registrant was not able to be determined as there were no quotes on the bid and ask price of the Company's common stock.


The number of shares outstanding of the
registrant's common stock is 29,104,066 as of March 31, 2002.


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

General

Since its inception in March 1983, the Company, through its subsidiaries, has imported, marketed and distributed in the United States and Canada consumer electronic products, including televisions, DVD players, video cassette recorders, audio equipment, digital alarm clocks, quartz alarm clocks, quartz wall clocks, clock radios and combination products such as clock radio telephones. The audio equipment includes a full line of audio products, including personal cassette players, portable stereos and music centers with and without compact disc players. During the year ended March 31, 2002, substantially all of the Company's sales activity related to customers located in Canada.

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


Financial and Management's Plans

During 2001, a change in control of the Company occurred. In April 2000, the Company and certain controlling shareholders of the Company at that time entered into a Stock Purchase
Agreement pursuant to which the Company agreed to sell shares of common stock representing
84.89% of the outstanding common stock to Master Light Enterprises Ltd. ("Master Light"), a subsidiary of Starlight International Limited
("Starlight"), a publicly held company traded on the Hong Kong Stock Exchange, for $1 million. Pursuant to an amendment to the Stock
Purchase Agreement, in January 2001, Master
Light acquired 1,347,420 shares of the
Company's Common Stock, representing 49.11% of the Company's Common Stock outstanding at that time, and representatives of Starlight were appointed to the Board of Directors of the Company replacing the incumbent directors.


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

Since controlled by Starlight International
Limited in August 2001, the Company has adopted a new fiscal year to coincide with its parent company's fiscal year for ease of consolidating accounts in the parent's annual report. This report is for a short period covering the last report of December 31, 2001 to a new fiscal year end of March 31, 2002.

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

Compact Disc Players - The Company currently o offered approximately 25 models of compact disc player and recorder products with retail prices ranging from $20 to $120. All of the products are manufactured by subcontractors in the People's Republic of China under the Company's specifications. Components and material are supplied by the subcontractors. Starlight, the Company's parent company also supplies a selection of compact disc products.


Licensed Products - The Company is a party to a sub-distribution agreement to market in Canada audio products utilizing the brand- name
"Memorex". It plans to expand the licensing to include some alarm clock products to be sold in the U.S. and Canada.

Marketing

The Company's marketing strategy is targeted at high volume retailers with broad distribution networks such as mass merchandisers, drug and other specialty chain stores, and other retailers. The Company did not make any sales in the US during 2002 but has made steady progress in establishing a wholesale distribution channel in Canada. The Company is now selling its licensed brand-name "Memorex" products to Wal-Mart Canada on an exclusive basis.

The Company continues to look for opportunity to add licensed brand names to its products line and is in negotiation with a third party for an exclusive distribution right.


The Company's current strategy for re-entering the US market is to locate niche markets. The
Company's marketing thrust is to mass
merchandisers, speciality chains and other national and regional chains.

The Company believes that its sales to high volume retailers depends upon its ability to deliver a large volume of attractive and reliable items at prices generally at or below those of its competitors.

Substantially all of the Company's Canadian sales are generated by either the Company's full-time sales staff or sales representatives.
Almost all of the Company's sales in 2002 were to customers within Canada. See Note 10 "Notes to Consolidated Financial Statements" for financial information about foreign and domestic operations.

Sales to a mass merchandising chain in Canada comprise a substantial majority of the company's sales. The loss of this customer would have a significant negative impact on the Company.

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

Product Development

During 2002, the Company did not introduce any new electronic digital alarm clocks (LED and LCD), quartz alarm clocks, quartz wall clocks and clock radios. New audio and other products were developed in conjunction with the sub-contractors and expenses were borne by the sub-contractors. During the year ended March 31, 2002, the Company did not spend any significant amount in product development and yet was able to introduce several new audio products


Competition

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


The Company believes that important factors necessary to compete include name recognition, price, quality reliability, attractive packaging, speed of delivery to customers and new or additional product features. The
Company believes that its future success will depend upon its ability to develop and manufacture reliable products, which incorporate developments in technology and satisfy consumer tastes with respect to style and design. Further, the Company's ability to market such products at competitive prices is necessary in order to compensate for the lack of strong consumer name recognition. In 2002, the Company has been able to compete better in the market place, principally owing to the support of its parent company. The Company believes that, through its parent support, it is a significant manufacturer of compact disc players products and competes with several companies, including GPX and Emerson.

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

Employees

On March, 2002, the Company had 22 full-time employees, including 1 in Hong Kong and 21 in Canada. In Hong Kong, one employee is engaged in sales and sourcing support duties. In
Canada, 8 employees were engaged in warehouse distribution and service operations and 13 were sales, administrative and executive personnel.
The Company believes that its relations with its employees are satisfactory.

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

During fiscal 2002, the Company did not submit any matter to a vote of security holders.

PART II

Item 5.	Market for Common Equity and
Related Stockholder Matters

Since March 6, 1996, the Company's Common Stock has been listed for trading on the OTC Bulletin
Board under the symbol "CSMO." There were 166 record holders of the Common Stock on July, 10, 2002. However those shares being held at various clearing houses, including Cede &
Company have not been broken down.
Accordingly, the Company believes there are many more beneficial owners of the Company's
Common Stock whose shares are held in "street name", not in the name of the individual shareholder

The following table sets forth the high and low prices for the Common Stock as reported for the periods indicated. During 2001, the Company's
Common Stock was removed from the OTC Bulletin
Board and there were no quotes of high and low in most of 2001 and none in fiscal period 2002.


	Fiscal Period	High	Low

2001	First Quarter		0.5625   	0.001
	Second Quarter		No quote 	No quote
	Third Quarter		No quote  	No quote
	Fourth Quarter		No quote 	No quote

2002	First Quarter	....	No quote	No quote


On March 22, 2001, the last reported sales price for the Common Stock on the OTC Bulletin
Board was $0.003 per share.

It is the present policy of the Company's Board of Directors to retain earnings. The Company has not declared any dividends in the past.
Any payment of cash dividends in the future will be dependent upon the financial condition, capital requirements and earnings of the Company and other factors, which the Board of Directors may deem relevant.

Item 6.  Management's Discussion and Analysis

Results of Operations

The following table sets forth, for the periods
indicated, the relative percentages that
certain items in the Company's Consolidated
Statements of Operations bear to sales and the
percentage of change  in those items from
period to period:
									Percentage of
									 Increase
As a Percent of Sales (Decrease)for quarter
	Year Ended          Quarter ended	ended
	December 31,	  March 31,	March 31,
	2001		2002	2001	2001 to 2002

									(Unaudited)

Sales				100%		100%		100%		112.2%
Cost of Sales		89.1%		86.8%		92.0%		101.0%

Gross Margin		10.9%		13.2%		8.0%		251.0%

Selling, General and
   Administrative expenses	17.6%		17.0%		29.5%		22.3%

Loss from operations		(6.7%)		(3.8%)		(21.5%)		(61.9%)

Other income (expense)	3.9%		5.0%		(3.1%)		445.0%

Net Income (Loss)		(2.8%)		1.2%		(24.6%)		110.1%


Comparison of the quarter ended March 31, 2002 to the quarter ended March 31, 2001 (unaudited)

(For the results of operations in the fiscal period ended March 31, 2002, management thought it was more relevant to comment the result of this short fiscal year (one quarter) in comparison with the same quarter in 2001, rather than the full fiscal year of 2001).

Sales increased by 112% or $1,454,000 for the quarter ended March 31, 2002. Higher sales were due to stronger consumer demand of the compact disc players and the introduction of on a trial basis, several higher end products such as a combined television and DVD player unit and other newer design compact disc players in the first quarter of 2002. This also reflects the improvement in management since August
2001.


Cost of sales rose by 101% or $1,195,000. This change was relatively smaller than change in sales and hence gross margin was lifted from 8% in 2001 to 13% in 2002. Sourcing of products has been made more efficient, mainly due to resources available from the parent company, which manufactures consumer electronics products in China.


Selling, general and administrative expenses increased by 22%, largely due to higher sales activities.

Revenue earned from commission interests and foreign exchange rose by 445% or $178,000 in 2002. The Company earned commissions as distributor for an unrelated party in Canada through its existing sales channels and as a sales broker connecting a major direct importer to manufacturer.

Net result in 2002 was a profit of $32,000 and represents a 110% improvement as compared with a net loss of $318,000 in the same quarter of 2001.

Liquidity and Capital Resources

The Company's working capital improved from a deficit of $3,083,000 as at March 31, 2001 to a deficit of $833,000 as at March 31, 2002. The ratio of current assets to current assets to current liabilities at March 31, 2002 was 0.8 to 1, as compared to 0.35 to 1 at March 31, 2001. The improvement in liquidity was attributable to the capital resources provided by the parent company, including a loan of $1,353,000, which is classified as current liability, but the parent company has no plan to recall the repayment of this loan in the near future. The balance of this loan bears interest at prime plus 1% per annum. Balance at March 31, 2002 included interest accrued.

In addition, parent company provided working capital to the Company through trades. Balance of trade payable to the parent company at March
31, 2002 was $1,314,000.

The Company's working capital decreased from a deficit of $720,000 as at December 31, 2001 to a deficit of $833,000 as at March 31, 2002.
The ratio of current assets to current
liabilities at March 31, 2002 was 0.8 to 1 as compared to 0.8 to 1 at December 31, 2001.
Significant capital resources were provided by the parent company, including a loan of $1,353,000, which is classified as current liability, but the parent company has no plan to recall the repayment of this loan in the near future. The balance of this loan bears interest at prime plus 1% per annum.

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

Section 16(a) Beneficial Ownership and
Reporting Compliance

The directors and executive officers of the Company, and the owners of more than ten (10%) percent of the Company's outstanding Common
Stock, are required to file reports with the Securities and Exchange Commission, reporting changes in the number of shares of the Company's Common Stock beneficially owned by them and provide the Company with copies of all such reports. Based solely on its review of the copies of such reports furnished to the Company and written representations from the executive officers and directors, the Company believes that all reports were timely made for the quarter ended March 31, 2002

Item 10.		Executive Compensation Summary Compensation Table.

The following table sets forth, for the 2002
and 2001 fiscal periods, respectively,
compensation paid or accrued by the Company to
or on behalf of the Company's Chief Executive
Officer and each other executive officer whose
total annual salary and bonus for the 2002
fiscal year totaled $100,000 or more
(collectively, the "Named Executive Officers").
                                  		 							              Annual Compensation
(1)
    2002		2001	   2002	2001
  All Other
(3 months			     (3 months
ended			   	   ended
March 31,)                     March 31,)
Name and Principal Position	Salary ($)	Bonus
($)	Compensation

Starlight International
5/F, Shing Dao Industrial Building
232 Aberdeen Main Road
Hong Kong
Philip Lau
 none	none	   none	none
   (1)

Peter Horak
CEO, Canada
32,500	129,000	   none	none
		   (1)

Carol Atkinson
none	none	   none	none			   (1)

Jacky Lau
 none	none	   none	none			   (1)


 (1)  The column for "Other Annual
Compensation" has been omitted because there is
no compensation 	required to be reported in
such column.  The aggregate amount of
perquisites and other personal benefits
provided to each Named Executive Officer is less than 10% of the total of annual salary and bonus of such officer.

Option Grants Table. No options were granted or exercised during first quarter 2002.

Aggregated Fiscal Year-End Option Value Table.
No Named Executive Officers held any options as of the fiscal quart ended March 31, 2002.

Long-Term Incentive and Pension Plans.  The
Company does not have any long-term incentive or pension plans.

Compensation of Directors. Directors who are not officers of the Company generally receive meeting attendance fees of $300. However, each such director waived his right to receive such fees during fiscal 2002. Annual retainers are not currently provided to directors; however, such retainers may be re-instituted in the future. Directors are eligible to receive grants of options under the Company's stock option plan. No stock options were granted to any directors of the Company during fiscal
2002.

Item 11.	Security Ownership of Certain
Beneficial Owners and Management.
The information contained in the table was furnished by the persons listed therein. The calculations of the percent of shares beneficially owned are based on 29,104,066 shares of common stock outstanding on July 10, 2002. None of the persons named below own any options or warrants to purchase shares of the Corporation's common stock.

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
Transactions.

As of March 31, 2002, the Company owed
approximately $2,667,000 to its parent group of
companies,  principal shareholders of the
Company. $1,314,000 was owed in the form of
trades payable.  The balance was in the form of
a loan.  During fiscal 2002, the Company
purchased $1,520,364 of products from its
parent group of companies and received $ 16,906
as commissions in the sales brokerage
activities.
..

Item 13.	Exhibits, Lists and Reports on Form
8-K.

(a)	1.	Financial Statements:

Reference is made to the index to the Company's
Consolidated Financial Statements following page 17 of this Annual Report on Form 10-KSB.


	2.	Financial Statement Schedules:

These schedules are otherwise contained within the Company's Consolidated Financial Statements following page 17 of this Annual Report on Form
10-KSB.

3.	Exhibits:

 		Exhibit No.	 Description
3.1.1	Registrant's Articles of Incorporation,
as amended
3.2		Registrant's Bylaws (1)
10.1	Amended and Restated 1990 Stock Option
Plan (Compensatory              Plan)(2)
10.2	Stock Purchase Agreement dated April 28,
2000 by and among Company, Amancio Victor
Suarez, Carlos Ortega, Amancio J. Suarez and
Master Light Enterprises Ltd., as assignee of
Starlight Marketing Development Ltd. and the related letter agreements supplementing and modifying the terms of the Stock Purchase
Agreement April 19, 2000, July 13, 2000, July
27, 2000, November 20, 2000 and August 20,
2001.

22.1		List of Registrant's Subsidiaries
(3)____________________


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

COSMO COMMUNICATIONS CORPORATION
DATED: September 10, 2002                                 /s/ Peter Horak
PETER HORAK
Chief Executive Officer, Canadian Operation

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: September 10, 2002
										/s/ Philip Lau
PHILIP LAU,
Chairman of the Board
President

										/s/ Carol Atkinson
CAROL ATKINSON
Chief Financial Officer











COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
    Page

REPORT OF INDEPENDENT AUDITORS   							F-1

CONSOLIDATED BALANCE SHEETS AS OF
MARCH 31, 2002 AND DECEMBER 31,2001   				  		F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR
THE THREE MONTHS ENDED MARCH 31, 2002 AND
THE YEAR ENDED DECEMBER 31, 2001 								F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE THREE MONTHS ENDED MARCH 31, 2002
AND YEAR ENDED DECEMBER 31, 2001								F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE THREE MONTHS ENDED MARCH 31, 2002
AND YEAR ENDED DECEMBER 31, 2001								F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  				F-6



Schwartz Levitsky Feldman LLP
Chartered Accountants
Toronto, Montreal, Ottawa


REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

  Cosmo Communications Corporation and
Subsidiaries:

We have audited the accompanying consolidated balance sheets of Cosmo Communications
Corporation and subsidiaries (incorporated in
Florida) as of March 31, 2002 and December 31,
2001, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the three months ended March 31, 2002 and for the year ended December 31, 2001.
These consolidated financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidate financial position of Cosmo Communication
Corporation and Subsidiaries as of March 31,
2002 and December 31, 2001 and the results of its operations and its cash flows for the three months ended March 31, 2002 and for the year ended December 31, 2001, in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial
statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses and has significant working capital and stockholder deficiencies. These conditions raise substantial doubt about its ability to continue as a going concern.
Management's plans relating to those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Chartered Accountants
Toronto,Canada

July 10, 2002


COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
ASSETS						                      			                2002               2001
  ($ in 000's)	   ($ in 000's)
CURRENT ASSETS:
 Cash and cash equivalents
                 $  295			$   449
  Accounts receivable, net of allowance for
doubtful accounts of  $34,000 and $32,000, in
2002 and 2001, respectively
(note 2)       1,327                     990

  Inventories	1,485		  1,657

  Other assets	7		   7
 	   	   __________       _________

Total current assets
	      3,114		  3,103

PROPERTY AND EQUIPMENT, net (note 3)
	     13			       14

DEFERRED CHARGES, NET OF AMORTIZATION OF $2,000
	     34			         -
         ___________        __________

Total	    $ 3,161	    	   $3,117

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Bank overdraft						    $	  164		  $	   -
  Accounts payable and accrued expenses
	         1,116	    	         1,307
  Accounts payable to related party(note 5)		1,314 			1,194
  Loan from related party (note 4 &5)	      1,353  	   	1,322
    __________         __________
    Total current liabilities 		      3,947		3,823


STOCKHOLDERS' DEFICIENCY:

 Common Stock (note 6 and note 7)			1,571	               1,571

Treasury stock (note 6)					 (116)		(116)
 Additional paid-in capital
	26,273	        26,273
 Accumulated deficit
	26,814)	      (26,846)
 Accumulated other comprehensive loss
	(1,700)        	        (1,588)
    __________        _________
Total stockholders' deficiency
           (786)    	          (706)
        __________        _________
Total
    $    3,161    	        $ 3,117


The accompanying notes are an integral part of these consolidated financial statements




COSMO	 COMMUNICATIONS CORPORATION AND
SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND
FOR THE YEAR ENDED DECEMBER 31, 2001

2002              		2001

($ in 000's)		  ($ in 000's)

     (except per share data)

SALES, net	$    2,750		 $ 10,425

COST OF SALES 2,387	   	9,287
            __________

GROSS MARGIN 363		   1,138
		__________    __________

OPERATING EXPENSE
Selling  134	   	  803
General and administrative              	   333	        1,027
Amortization 2             4
      _________    _________
	469		1,834
__________     _________
LOSS  FROM OPERATIONS
   (  106) 		( 696)
__________    _______

OTHER INCOME (EXPENSE):
   Interest expense						( 32 )	(232)
Interest income           			   	   -				     35
Commissions							 160				   692
Exchange gain (losses)
    10			       (91)
 	138				  404                                  __________

NET INCOME ( LOSS)
  $  32        		     $     (292)

BASIC AND DILUTED INCOME (LOSS) PER
COMMON STOCK    							$       0.00       	                  $  (0 .03)


WEIGHTED AVERAGE NUMBER OF COMMON
STOCKS USED IN COMPUTING INCOME (LOSS)
PER SHARE						29,104,000          11,524,000


The accompanying notes are an integral part of these consolidated financial statements



COSMO COMMUNICATIONS CORPORATION AND
SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
DEFICIENCY
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND
THE YEAR ENDED DECEMBER 31, 2001
($ in 000s except issued share data)
                                                      Common	       Accumulated
Stock              Additional                                           Other
___________       Shares __
Paid-in          Accumulated   Comprehensive
Number      Amount             Capital
Deficit          Income (Loss)       Total


BALANCE,DECEMBER 31, 2000
2,744,000      137                 25,410
(26,554)             (1,547)	   ( 2,554)

Shares issued
28,675,000	        1,434
  863		 2,297

Redemption of
Common stock
and issuance of
Treasury stock	          (2,315,000)       (116)				     (116)

Net loss
(292)				     (292)

Other comprehensive
   loss:
   Foreign Currency
   Translation
(41)           (41)
________     ________    __________
 __________        ________

BALANCE, DECEMBER 31, 2001
29,104,000          1,455           26,273
(26,846)            (1,588)	        (706)

Net income							 32					   32

Other comprehensive
   loss :
   Foreign Currency
   Translation (note 8) 												    (112)            (112)
_________     ________    __________     __________   	_________       ________
BALANCE, MARCH 31,  2002
29,104,000        $1,455        $ 26,273
$ (26,814)         $ (1700)     $   (786)





The accompanying notes are an integral part of these consolidated financial statements


COSMO COMMUNICATIONS CORPORATION AND
SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND
THE YEAR ENDED DECEMBER 31, 2001
	2002             	2001
    ($ in 000's)			($ in 000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)
$      32	 		   $    (292)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating
activities:
  Depreciation and amortization
   2					      4
Decrease (increase) in accounts receivable,
 net  (337)					 (206)
(Increase) decrease  in inventories, other current assets and other assets
     172	                   (264)
Increase (decrease) in accounts payable
and accrued expenses and other current liabilities
(27)			          (766)
Increase in accounts payable with related
party
120					1,242
Increase in deferred charges
 ( 36)				     -
Foreign Currency Translation adjustment
(111)            			   (41)
_________                       __________

Net cash provided by (used in) operating
activities
(185)				  (323)


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment
    -				  (9)
___________			  _________
Net cash provided by (used in) investing
activities
   -					   (9)____________              _________

CASH FLOWS FROM FINANCING ACTIVITIES :
Repayment of notes and loans
    -				    (1,189)
Increase in related party loan
     31				1,322

Repayment of credit facility
-		  		           (998)
Proceeds from shares issued
    -				          1,000
 _________                     	__________
Net cash (used in) provided by financing
activities
   31				   	   135
__________                 	__________
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS
(154)				   	   (197)


CASH AND CASH EQUIVALENTS AT THE
BEGINNING OF THE PERIOD
449				  	     646
__________                  	 __________

CASH AND CASH EQUIVALENTS AT THE
END OF THE PERIOD
  $       295       		  $    449
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION - Cash paid during the period for interest
$         0                 $          169





The accompanying notes are an integral part of these consolidated financial statements



COSMO COMMUNICATIONS CORPORATION AND
SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

1.	GENERAL AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

General - Cosmo Communications Corporation and subsidiaries (the "Company") markets and distributes consumer electronic products. The
Company has operations in Hong Kong and Canada.
Change in fiscal year ending period - The
Company has adopted a new fiscal year ending period from December 31 to March 31 in order to coincide with the fiscal year-end of its parent company.

Summarized Consolidated Statements of
Operations for the 3 months ended March 31,
2002 and 2001 (unaudited)
		2002		2001
		($ in 000's)		($ in 000's)
				(Unaduited)

Sales		2,750		1,296
Gross margin		365		104
Loss from operations		(106)		(278)
Other income (expense)		138		(40)
Net income (loss)		32		(318)

Basic and diluted income loss per common stock		0.00		(0.12)



Results of operations are subject to
significant seasonal variations and
accordingly, the net income for the three months ended March 31, 2002 are not necessarily indicative of the results of operations for a full year.

Financial Difficulties and Management's Plans -
The Company had accumulated significant losses from operations, and has a significant working capital and stockholder deficiency. The
Company continued to experience intense price competition in the consumer electronic retail market in 2002. Currently, the Company only operates in Canada and in Hong Kong.
Management believes that the support of the new shareholder will provide the Company with the resources necessary to meet its obligations over the next year. The Company's ability to ultimately return to profitability is dependent upon a number of factors beyond its control, including the overall retail climate and competition and resources injected by the new shareholder.
Use of Estimates - The preparation of
consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Fair Value of Financial Instruments - The
Company's financial instruments include cash and cash equivalents, receivables, payables, debt and credit facilities. The fair values of such financial instruments have been determined based on current market interest rates as of March 31, 2002. The fair values of these instruments were not materially different than their carrying (or contract) values.
Principles of Consolidation - The Company includes, in consolidation, its wholly owned subsidiaries, Cosmo Communications Canada
Corporation and Cosmo Communications (H.K.)
Limited.  All significant intercompany
transactions and balances have been eliminated upon consolidation.
Cash and Cash Equivalents - All highly liquid instruments with a maturity of three months or less when acquired are considered cash equivalents.

Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market.

Other asset- Other asset consists of deposits on rental leases.
Property and Equipment - Property and equipment is stated at cost. Amortization is provided using the straight-line method over the estimated useful lives of the related assets which range from three to eight years for property and equipment, other than the building, which is amortized over thirty years.
Deferred Charges - Deferred charges consist of costs of the financing and reorganization of the company and are to be amortized over 5 years.
Foreign Translation Adjustment - The accounts of the foreign subsidiaries were translated into U.S. dollars in accordance with the provisions of Financial Accounting Standards
Board Statement No. 52 ("SFAS 52"). Management has determined that the Hong Kong dollar is the functional currency of the Hong Kong subsidiaries and the Canadian dollar is the functional currency of the Canadian subsidiary.
Certain current assets and liabilities of these foreign entities are denominated in U.S.
dollars. In accordance with the provisions of SFAS 52, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant periods. Adjustments resulting from the translation of the financial statements from their functional currencies to United States dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income for the relevant periods.
Revenue Recognition - Sales are recognized upon shipment of goods as that is the point at which title passes to the customer, net of estimated sales returns. Revenue is recognized if persuasive evidence of an agreement exists, the sales price is fixed or determinable, and collectibility is reasonably assured.
Concentrations of Credit Risks - The Company's receivables are unsecured and are generally due in 30 days.
Income Taxes - The Company follows the
guidelines contained in Financial Accounting
Standards Board Statement 109, Accounting for
Income Taxes ("SFAS 109"). SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes. In addition, SFAS 109 requires that deferred tax liabilities and assets be adjusted in the period of enactment for the effect of an enacted change in tax laws or rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
Loss Per Share - Basic loss per share is computed based on the average number of common shares outstanding and diluted loss per share is computed based on the average number of common and potential common shares outstanding.
As of each period ended there were no dilutive common equivalent shares. The stock options discussed in Note 7 could potentially dilute earnings per share in the future but were not included in diluted loss per share since they would be anti-dilutive for the periods presented.
Stock-Based Compensation Plans - Stock-based compensation plans include all arrangements by which employees and non-employee members of the Board of Directors receive shares of stock or other equity instruments of the Company or the Company incurs liabilities to employees in amounts based on the price of the Company's stock. The Company has chosen to continue to account for stock-based plans using the intrinsic value method prescribed by Accounting
Principles Board Opinion ("APB") No.25,
Accounting for Stock issued to Employees and related interpretations. Accordingly, compensation cost of stock based compensation is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee or non-employee member of the Board of Directors must pay for the stock. The Company did not enter into any stock based compensation arrangement in 2002 or 2001.
Comprehensive Income (Loss) - Statement of
Financial Standards No. 130, Reporting
Comprehensive Income requires that all
components of comprehensive income be reported in a full set of general purpose financial statements. Accumulated other comprehensive loss as presented on the consolidated statements of stockholders' deficiency represents the foreign currency translation adjustment.
Derivative Instruments and Hedging Activities -
In June 1998, the Financial Accounting
Standards Board ("FASB") issued Statement of
Financial Accounting Standard ("SFAS") No. 133,
Accounting for Derivative Instruments and
Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument(including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. In June
1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging
Activities - Deferral of the Effective Date of adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of SFAS No.
133 will have a material impact on its
consolidated financial statements.
Recent accounting pronouncements -In April
2001, the EITF reached a consensus with respect to EITF Issue No. 00-25, "Vendor Income
Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." The consensus included a conclusion that consideration from a vendor to a retailer is presumed to be a reduction to the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption can be overcome, and the consideration may be characterized as a cost, if certain conditions are met. Such reclassification will reduce sales and gross margin, but will have no impact on operating income or net earnings. The Company is currently evaluating the impact of adoption of this EITF consensus.

In June 2001, the Financial Accounting
Standards Board, or FASB, issued Statement of
Financial Accounting Standards, or SFAS, No.
141, "Business Combinations," and SFAS No. 142,
"Goodwill and Other Intangible Assets."  SFAS
No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001and no longer permits the use of the pooling-of-interests method. SFAS No. 142 requires that amortization of goodwill cease and the carrying value of goodwill be evaluated for impairment at least annually using a fair value test.
Identifiable intangible assets will continue to be amortized over their useful lives and reviewed at least annually for impairment using a method appropriate to the nature of the intangible asset. We adopted SFAS No. 141 and SFAS No. 142. We do not expect our adoption of SFAS No. 141 or SFAS No. 142 to have a material impact on our financial position or results of operations.

In August 2001, the Financial Accounting
Standards Board issued Statement of Financial
Accounting Standard No. 143, "Accounting for
Asset Retirement Obligation" (SFAS No. 143).
SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period for which they are incurred, which typically could be upon completion or shortly thereafter. The
FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. The effect of adoption of this standard on the Company's results of operations and financial position will be evaluated.

On October 2001, the Financial Accounting
Standards Board issued Statement of Financial
Accounting Standard No. 144.  "Accounting for
the Impairment or Disposal of Long-Lived
Assets" (SFAS No. 144).  SFAS No. 144 is
effective for fiscal years beginning after
December 15, 2001.  It provides a single
accounting model for long-lived assets to be
disposed of and replaces SFAS No. 121
"Accounting for the Impairment of Long-Lived
Assets and Long-Lived Assets to Be Disposed
Of."  The effect of adoption of this standard
on our results of operations and financial
positions is being evaluated.
In April 2002, the FASB issued SFAS No. 145,
"Rescission of FASB Statements No. 4, 44, and
64, Amendment of FASB Statement No. 13, and
Technical Corrections." Statement 145 rescinds
Statement 4, "Reporting Gains and Losses from
Extinguishment of Debt-an amendment of APB
Opinion N. 30", which required all gains and
losses from extinguishment of debt to be
aggregated and, if material, classified as an
extraordinary item, net of related income tax
effect.  As a result, the criteria set forth by
APB Opinion 30 will now be used to classify
those gains and losses. Statement 64 amended
Statement 4, and is no longer necessary because
Statement 4 has been rescinded. Statement 44
was issued to establish accounting requirements
for the effects of transition to the provisions
of the Motor Carrier Act of 1980.  Statement
145 also amends Statement 13 to require certain
lease modifications that have economic effects
similar to sale-leaseback transactions be
accounted for in the same manner as sale-
leaseback transactions.  This Statement also
makes non-substantive technical corrections to
existing pronouncements.  SFAS No. 145 is
effective for fiscal years beginning after May
15, 2002 with earlier adoption encouraged.  The
Company does not expect the provisions of SFAS
No. 145 to have a material impact on the
Company's financial position or results of
operations.
In June 2002, the FASB issued SFAS No. 146,
"Accounting for Costs Associated with Exit or
Disposal Activities".   SFAS No. 146 addresses
financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF)
Issued No. 94-3, "Liability Recognition for
Certain Employee Termination Benefits and Other
Costs to Exit an Activity (including Certain
Costs Incurred in a Restructuring)". This statement requires recognition of a liability for a cost associated with exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. This statement also establishes that fair value is objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the provisions of SFAS No. 145 to have a material impact on the Company's financial position or results of operations.


 2.	ACCOUNTS RECEIVABLE
The activity for the allowance for doubtful accounts is as follows for the three months ended March 31, 2002 and for the year ended
December 31, 2001:

2002    		    2001
($ in 000's)		($ in 000's)
	Beginning balance  		 	 			     $   32			    $  52
	Provision		         	        			 	           2	 	   	        32
	Write-offs, net of recoveries				        (- )			      (52)
   	Ending balance				      			      $  34			    $  32
The Company carries accounts receivable at the
amounts it deems to be collectible.
Accordingly, the Company provides allowances
for accounts receivable it deems to be
uncollectible based on management's best
estimates. Recoveries are recognized in the
period they are received. The ultimate amount
of accounts receivable that become
uncollectible could differ from those
estimated.

3.	PROPERTY AND EQUIPMENT
Property and equipment consisted of the
following as of March 31 2002 and December 31,
2001:

2002			     2001
    ($ in 000's)		($ in 000's)


	Leasehold improvements      		   		    	   	       12	                 12
	Plant and equipment				   				       43	                 43

Furniture and fixtures							       29		         29
Total 									               84		         84
Less accumulated depreciation and amortization
       (    71)                     (70)
      $       13	         $       14




4.	OTHER CURRENT LIABILITIES
	2002      		2001
 ($ in 000's)           ($ in 000's)
Bank indebtedness
$        164		     	$      -
Loan from related party
 $   1,353			$1,322
Bank indebtedness - Temporary
overdraft arrangement was obtained from a bank in Hong Kong by a subsidiary

Loan from related party - The Company received a loan from the ultimate parent, group of companies, Starlight International Holdings Ltd
("Starlight") in August 2001. This loan bears interest at prime rate plus 1% and is payable on demand. As of March 31, 2002, total owed was $1,353,000 including interest accrued

5.	RELATED PARTY TRANSACTIONS

Apart from those as disclosed in note 4, the Company's transactions with related party which in the opinion of the directors, were carried out on normal commercial terms and in the ordinary course of the Company's business.


As of March 31, 2002, the Company owed
approximately $2,667,000 ($2,564,000 in
December 31, 2001) to Starlight group of companies, principal shareholder of the
Company.  As of March 31, 2002, $1,314,000
($1,242,000 in December 31, 2001) was owed in the form of trade payable.

The balance was in the form of a loan (see note
4).  During the three months ended March 31,
2002, the Company purchased $ 1,676,000 of goods from Starlight and received $ 11,000 in commissions.


6.	COMMON STOCK AND TREASURY STOCK
(a)	Authorized

30,000 Preferred stock, cumulative, convertible
at $0.01 par value
9,970,000 Preferred stock, at $0.01 par value
50,000,000 common stock at $0.05 par value
On June 19, 2001, shareholders of the Company
at a Special Meeting, approved the amendment of
the Company's Articles of Incorporation to
increase the number of authorized shares from 4
million to 50 million shares.
(b)	Issued									2002			2001
											   $			    $
											 ('000)		 ('000)
29,104,000 common stock						   1,571		  1,571

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

Under the terms of the Agreement above, the Company issued to two executive officers of the Company's Canadian operating subsidiary an aggregate of 535,000 shares of newly issued common stock in consideration of their agreement to release the Company from its obligation to repay $79,425 owed to them and from any other claims which they might have against the Company and its subsidiaries and thereof respective directors, officers or stockholders. They agreed to surrender an aggregate of 20,000 shares as treasury stock

In 2001, The Company's outstanding bridge loan of $400,000 with an accrued interest of $76,300 was discharged by a credit against the purchase price Starlight paid for the shares of the Company that it purchased.

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
Stock Option Plan - The Board of Directors of the Company (the "Board") adopted the 1990
Stock Option Plan (the "Plan) effective
December 15, 1990.  Effective December 23,
1994, the 1990 Stock Option Plan was amended and restated. The Plan reserved 270,000 shares of common stock for issuance thereunder. Under the Plan, the Company may grant incentive stock options, nonqualified stock options, and stock appreciation rights. The purpose of the Plan is to further the best interests of the Company and its subsidiaries by encouraging employees and consultants of the Company and its subsidiaries to continue association with the Company. The employees eligible to participate in the Plan as recipients of stock options or stock appreciation rights are such officers and employees of the Company and such other key employees of the Company and its subsidiaries, as the Board shall from time to time determine, subject to the limitations of the Plan.
The Plan is administered by the Board or by a committee of the Board designated by the Board.
The Board, or such committee, determines, among other things, which officers, employees and directors of the Company receive options or stock appreciation rights under the Plan, the number of shares to be covered by the options, and the date of grant of such options. The options granted under the Plan terminate at the earlier of (i) a date set by the Board at the time of grant, or (ii) ten years from their respective dates of grant, except in the case of incentive stock options granted to a shareholder owning ten percent (10%) or more of the Company's common stock, with respect to whom options granted are exercisable over a period no longer than five years. The exercise price for stock options granted under the Plan is determined by the Board and is required to be at least the par value per share of the common stock, except in the case of incentive stock options (which must have a price which is not less than market price of the shares on the date of the options granted) to a shareholder owning ten percent (10%) or more of the Company's common stock, with respect to whom the exercise price is required to be at least one hundred ten percent (110%) of such market price. The exercise price must be paid in full by an employee in cash, common stock of the Company or any other form of payment permitted by the Board.
As of March 31, 2002 and December 31, 2001,
252,000 stock options were outstanding of which 230,000 were exercisable. No stock options were granted, exercised, forfeited or expired for the last three years. The exercise price of the stock options range from $.45 - $1.55 per option.

8.	COMPREHENSIVE LOSS
		Fro the		For the
		3 months 		year
		ended		ended
		March 31,		December 31,
		2002		2001
		($ in 000's)		($ in 000's)

Net income (loss)		32		(292)
Foreign currency translation adjustment		(112)		(41)


		(80)		(333)



9.	INCOME TAXES
The Company has unused tax loss carryforwards, the measurement of which has not been reliably estimated but may be approximately $20 million, which would be available to offset future taxable income. Such carryforwards relate in part to domestic and in part to foreign jurisdictions and expire from the year 2003 through the year 2018.
The Company has reduced the deferred tax assets resulting from its domestic and foreign tax loss carryforwards by a 100% valuation allowance as it has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the deferred tax asset net of the valuation allowance is not affected by the measurement uncertainty and is zero at March, 31 2002 and December 31, 2001.


10.	CONTINGENCIES

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
11.	OPERATING SEGMENT INFORMATION- ( IN THOUSANDS)
The Company operated in one business segment and all of its sales are consumer electronic products. The Company's customers are principally in Canada. Borrowings are principally in the United States.

A Canadian mass-market merchandiser and chain store is the Company's largest customer, which accounted for a substantial portion of sales in 2002 and in 2001). Economic dependence exists with this identified customer. Loss of the customer may imply a significant adverse to the financial position of the Company.

As of March 31, 2002, the accounts receivable from this customer is $154,000 ($637,000 in December 31, 2001)

2002
Domestic	Foreign Other Total Assets
$34	     $ 3,127  -         $3,161
Sales, net
-         2,750	 -          2,750

Gross Margin
-	   363    -            363
Net income (loss)
7	   25	   -	       32


2001
Assets
$       0	$  3,117 $   -    $ 3,117
Sales, net
0	10,425     -  	          10,425
Gross Margin
0 	1,138	      -	           1,138
Net loss
(141) (151)	     -      	    (292)

12. COMMITMENT
The Company leases premises under an operating lease with a four year term in Canada and shares the facilities for its Hong Kong operation. Rent expense during the 3 months ended March 31, 2002 was approximately $27,000.
Minimum lease commitments under the leases at March 31, 2002 were:

12 months												$107,000
24 months												$107,000
36 months												$122,000
40 months												$  41,000																$377,000
13.	COMPARATIVE FIGURES
Certain figures in the 2001 financial
statements have been reclassified to conform
with the basis of presentation used in 2002.








































* * * * * *




		1

- 1 -