Form 10-Q
period 2002-06-30
COSMO COMMUNICATIONS CORP
filed 2002-11-18
CIK 718096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended June 30, 2002

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

29,104,000 shares of the issuer's Common Stock were outstanding as of the latest practicable date June 30,2002







INDEX


Registrant's Representations....................................
......................................3
Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets
June 30,2002 and March 31,2002..................................
.....................................4-5

Condensed Consolidated Statements of  Operations
for the three months ended June 30,2002 and 2001................
...................6

Condensed Consolidated Statements of Cash Flows for
the three months ended June 30, 2002 and 2001...................
...................7

Notes to Condensed Consolidated
Financial Statements............................................
..........................8


Management's Discussion and Analysis of
Financial Condition and Results of Operations...................
...................9-11

Signature.......................................................
...........................12







PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

The registrant represents that the Condensed Consolidated
Financial Statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America, applied on a basis consistent with prior years and that such Condensed Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Cosmo Communications Corporation and its subsidiaries (the "Company"), as of June 30, 2002 and the results of its operations and its cash flows for the three months then ended.
























COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
     June 30	       	March 31
       2002		   2002

CURRENT ASSETS
  Cash and cash equivalents
  $103,000          $  295,000

Receivables-
  Trade, less allowance for doubtful
   accounts of $ 38,000 at June 30,
   2002 and of $34,000 at March 31, 2002.
                  1,111,000          1,327,000

Inventories       1,624,000           1,485,000


Other              8,000                  7,000
Total current assets  2,846,000           3,114,000

PROPERTY AND EQUIPMENT, net 13,000         13,000


DEFERRED CHARGES, NET OF
   AMORTIZATION		 32,000	       34,000


TOTAL  		  $ 2,891,000        $3,161,000

See notes to condensed consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY


	       June 30,             March 31,
		2002		    2002

CURRENT LIABILITIES
  Accounts payable and accrued expenses
   $   1,290,000        1,116,000
  Bank Overdraft     31,000           164,000
  Due to related party 586,000        1,314,000
  Loan from related party 1,374,000   1,353,000

 Total current liabilities 3,281,000  3,947,000



STOCKHOLDERS' EQUITY:

Common stock	1,571,000       1,571,000
Treasury stock	(116,000)      (116,000)
Additional paid-in capital 26,273,000  26,273,000
Accumulated deficit (26,622,000)  (26,814,000)
Accumulative Other Comprehensive Loss
                    ( 1,496,000)   (1,700,000)

TOTAL STOCKHOLDERS' DEFICIENCY
                      (390,000)        (786,000)
TOTAL  		    $ 2,891,000      $3,161,000

See notes to condensed consolidated financial statements.











COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE  30, 2002 AND 2001
	       June 30,          June 30,
               2002                2001

SALES  $     2,458,000          $ 1,952,000

COST OF SALES 2,005,000            1,593,000
Gross Margin  453,000               359,000
SELLING EXPENSES 116,000             55,000

GENERAL AND ADMINISTRATIVE EXPENSES
	    261,000               314,000


AMORTIZATION	2,000	              -
Income / (loss) from operations
         	74,000              (10,000)
OTHER INCOME / (EXPENSE):
Commission income 135,000           188,000

Interest expense  (27,000)          (44,000)

Exchange gain (loss) 10,000	     ______


Total other income (expense), net
                    118,000         144,000

Net income / (loss) $      192,000 $ 134,000
INCOME / (LOSS) PER SHARE 0.01        0.05


SHARES OUTSTANDING (AVERAGE)  29,104,000  2,744,000

See notes to condensed consolidated financial statements.


COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                       		      2002                 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) 		   192,000           $  134,000

Adjustments to reconcile net income to net
cash used by operating activities:
  Depreciation & Amortization     2,000                    -
  (Increase) Decrease in accounts receivable, net
                                  216,000                (912,000)
  (Increase) Decrease in inventories,
 prepaid expenses and other assets
				 (139,000)                10,000

  (Increase) Decrease in Other	 (1,000)	             -
  (Decrease) Increase in accounts payable,
accrued expenses and other current liabilities
                                174,000	         315,000

  Translation adjustment	204,000	          337,000

Net cash provided by (used in) operating activities
                                648,000                   (116,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment -                         (1,000)
Net cash used in investing activities -                     (1,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in credit facilities
			        (133,000)                  (445,000)

Net increase (decrease) in due to related party
		        (707,000)                     767,000
-
Net cash provided by (used in) financing activities
                        (840,000)                    322,000
(Decrease) Increase in cash and cash equivalents
                        (192,000)                 205,000
Cash and cash equivalents at the beginning of the period
                         295,000                  153,000
Cash and cash equivalents at the end of the period
                      $    103,000               $ 358,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest
                       $  9,000                   $ 40,000


See notes to condensed consolidated financial statements.



COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002 and March 31, 2002




1.  SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies followed by quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's report on Form 10K for the fiscal period ended March 31, 2002.
2.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory at June 30, 2002 and March 31, 2002 consisted primarily of finished goods.
3.  INCOME /(LOSS)PER SHARE:

Income (loss) per common share is computed based upon the weighted average number of common shares outstanding for each period.
















ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the period included in the accompanying condensed consolidated financial statements.
FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK
This quarterly report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange
Act of 1934. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of such risks and uncertainties, including, among others, general economic conditions, governmental regulation and competitive factors, and, more specifically, interest rate levels availability of financing, consumer confidence and preferences, the effectiveness of the Company's competitors, and costs of materials and labor. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this quarterly report will in fact transpire.
LIQUIDITY AND CAPITAL RESOURCES
Working capital has a deficit of approximately $434,000 at June 30, 2002. This was improved from a deficit of $833,000 s at March 31, 2002. The ratio of current assets to current liabilities at June 30, 2002 was .87 to 1, as compared to .79 to 1 at March 31, 2002.
The Company has met its working capital requirements for the three months ended June 30, 2002 primarily from a combination of internally generated funds and the use of cash and cash equivalents. Most of the Company's working capital is provided by its parent company which has no intention to recall any loans, or trade balance due from the Company. Management believes that through the continued commitment by the Company's parent company to provide additional financing at its discretion, the Company will be able to meet its working capital requirements during 2002.
FINANCIAL AND MANAGEMENT PLANS

The Company's stockholders' equity at June 30, 2002 and March 31,
 2002 was ($390,000) and ($786,000), respectively. In an uncertain economic environment, management has not planned any major change in product lines or mixes. The June 2002 quarter result was improved over the previous corresponding quarter, due to a 25% increase in sales and management's ability to keep operating costs at the same level. However, the Company's business is seasonal and also depend upon a number of factors beyond the Company's control. These factors include the overall retail climate and competition, the success of new products and sales efforts, and fluctuation in the supply and costs of products sold. There can be no assurance that the Company's sales or financial condition will improve significantly during fiscal year 2002.

RESULTS OF OPERATIONS
SALES
Sales for the June quarter of 2002 increased by approximately $506,000 or 25% compared to the corresponding quarter in 2001. This was attributable to some newer products in the CD audio category. Selling prices remained constant as compared with the previous corresponding quarter.

COST OF SALES AND GROSS MARGIN
Cost of sales in the June quarter was 82% of sales .which was within management's expectation and this margin was unchanged from the previous corresponding quarter in 2001.

SELLING,  GENERAL AND ADMINISTRATIVE  EXPENSES
Selling, general and administrative expenses for the this quarter increased by $8,000 as compared to the corresponding period in 2001.
 As a percentage of sales, expenses were actually lower than the previous corresponding quarter being 16% of sales as compared with 19% in 2001.


INTEREST EXPENSE  AND OTHER COSTS
Interest expense and other costs decreased by approximately $17,000 during this quarter compared to the corresponding period in 2001.
This decrease is primarily attributed to an overall reduction in interest rates and a decrease in the average borrowings.

NET LOSS AND INCOME
The Company had a profit of $192,000 in this quarter compared to $ 134,000 for the same period in 2001. While management is encouraged with the result, it is cautious if the trend will continue due to uncertainty in the consumer spending pattern and the economic conditions in the near future.
  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned - thereunto duly authorized.

COSMO COMMUNICATIONS CORPORATION


Date:	October 31, 2002



           /s/ PHILIP S. H LAU
	PHILIP S.H. LAU
	Chairman of the Board

	/s/ PETER HORAK
	PETER HORAK
	Chief Executive Officer

	/s/ CAROL ATKINSON

	CAROL ATKINSON
	CHIEF FINANCIAL OFFICER













??







18