Form 10-Q
period 2002-09-30
COSMO COMMUNICATIONS CORP
filed 2003-01-02
CIK 718096

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
Yes           	No ___X____

29,104,066 shares of the issuer's Common Stock were outstanding as of the latest practicable date September 30, 2002







INDEX





Registrant's representations.....................................
............................	3

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets
September 30, 2002 and March 31, 2002.............................
.................	4-5

Condensed Consolidated Statements of Operations
For the three months ended September 30, 2002, and 2001...........
............	 6

Condensed Consolidated Statements of Operations
For the six months ended September 30, 2002 and 2001..............
.............	.8

Notes to Condensed Consolidated Financial
Statements........................................................
........................	.9

Management's Discussion and Analysis of Financial
Condition and Results of Operations...............................
......................10-12

Signature.........................................................
..............................13

..









PART 1 - FINANCIAL INFORMATION



Item I.  Financial Statements

The registrant represents that the Condensed Consolidated Financial Statements furnished herein have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years and that such Condensed Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Cosmo Communications Corporation and its subsidiaries (the "Company"), as of September 30, 2002 and the results of its operation and its cash flows for the six months then ended.








COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS



	September	 March
	  30, 2002	31, 2002
	        $	       $
	 (in '000s)       (in '000s)
CURRENT ASSETS

Cash and cash equivalents    485	          295

Accounts receivable, net of allowance for doubtful
			   3,960	1,327
accounts of $36,000 and $34,000 in September and March respectively

Inventories	     	  1,774	        1,485

Other assets (note 4)	     71	            7
 Total current assets	  6,290	        3,114
	 		 _________      ________


PROPERTY AND EQUIPMENT, net  	13	   13

DEFERRED CHARGES		30	   34
			___________	__________
TOTAL	    		  6,333	        3,161
			_________  	_________











See notes to condensed consolidated financial statements





COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

				September	 March
	 			 30, 2002_	31, 2002
		$		$
	 			(in 000's)	(in 000's)

CURRENT LIABILITIES

Bank overdraft	       	                                    164
Accounts payable and accrued expenses
		        	    2,058	  	  1,116

Accounts payable to related party(note 5)
				     3,246		  1,314

Loan from related party(note 5)	    1,348		  1,353
			           ________	         ________
Total current liabilities	    6,652		  3,947



STOCKHOLDERS' EQUITY

Common Stock (note 6 & 7)	     1,571		  1,571

Treasury stock (note 6)	     	      (116)	   	   (116)

Additional paid-in capital	     26,273		  26,273

Accumulated deficit		    (26,502)		 (26,814)

Accumulated other comprehensive loss (1,545)	  	  (1,700)
				     _________	         ________
Total stockholders' deficiency	       (319)	     	    (786)

TOTAL	    			      6,333	    	    3,161
			           _________	           ________

See notes to condensed consolidated financial statements


COSMO COMMUNCIATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

				September 30		September 30
				    2002		    2001
				(In 000's)		(In 000's)

Sales				$    2,945		$  3,660

Cost of Sales			     2,574                 3,106

Gross Margin			       371                   554

Commission income		       204		     170

Total operating income		       575                   724

Operating expenses:

Selling Expenses		       126                   210

General and Administrative             314		     251

Amortization			         2                    -

Total operating expenses	       442	             461

Income from operation		       133 		     263

Other income (expense):

Interest expenses		     ( 21)                  (39)

Other income			        2                     -

Exchange gain (losses)		        6 		      -

NET INCOME (LOSS) 	 	      120                    224

INCOME PER SHARE                    0.004  		    0.01

OUTSTANDING (AVERAGE) 		   29,104  		  15,924



See notes to condensed consolidated financial statements

COSMO COMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002

					September 30  	September 30
					    2002 	   2001
					  In 000's        In 000's

Sales					    5,403  	   5,612

Cost of sales 				    4,580 	   4,699

Gross margin				      823  	     913

Commission income			      332 	     358

Total operating income 			    1,155          1,271

Operating expenses:

Selling expenses 			      242 	     265

General and administrative		      574 	     565

Amortization					3 	      -

Total operating expenses	              819            830

Income (loss) from operations                 336             441

OTHER INCOME/(EXPENSE)

Other income 					9  		-

Interest expenses 			      (48)           (84)

Exchange gain (loss)			       15	      -

Total other income, net			     (24)	     (84)

Net income/(loss)			    $312 	     357

INCOME PER SHARE			   0.0107	   0.0382

OUTSTANDING (AVERAGE)			   29,104  	   15,924


See notes to condensed consolidated financial statements

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002

					      2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES: 	  (in 000's)        (in 000's)

Net income 				$      312      $      358

Adjustments to reconcile net income to net cash used by operating activities:

Depreciation & amortization 			4  		-

(Increase) Decrease in accounts receivable, net
					    (2,633)   	   (1,301)

(Increase) Decrease in inventories  	      (289) 	       40

(Increase) Decrease in others 		      (64) 		-

Increase (Decrease) in accounts payable, other
current liabilities			       942  	    (400)

Increase (Decrease) in bank overdraft 	     (164) 		-

Translation Adjustments 		       155 		46

Net cash provided (used) by operating activities
					   (1,737)         (1,257)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property & equipment  	      -   	    (1)

Net cash used by investing activities 	      -   	    (1)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in credit facilities and long-term
        	                             -		    (2,193)
debt repayments

Net increase (decrease) in due to stockholder -            (1,181)

Net proceeds from shares subscription 	      -  	    2,181

Net increase (decrease) in loan due relatedy party
					      (5) 	    1,268
Net increase (decrease) in due to related party
					    1,932  	    1,321
Net cash provided (used) by financing activities
					    1,927  	    1,396

Increase (Decrease) in cash and cash equivalents
					      190 	      138

Cash and cash equivalents at the beginning of the
				              295 	      153
period

Cash and cash equivalents at the end of the period
				  	$     485  	$      291



SUPPLEMENTAL DISCLOSURES OF CASH FLOW

INFORMATION

Cash paid during the period for interest
					 $   24         $     104

See notes to condensed consolidated financial statements

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 AND 2001

1. SIGNIFICANT ACCOUNTING POLICIES:


The accounting policies followed by quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's report on Form 10K for the fiscal period ended March 31, 2002.

2. INVENTORIES:
Inventories are stated at the lower of cost (first in, first-out) or market.
Inventory at September 30, 2002 and March 31, 2002 consisted primarily of finished goods.

3. INCOME /(LOSS) PER SHARE:
Income (loss) per common share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding for each period.

4. OTHER ASSETS
Other assets consist of deposits paid on leases and to sub-contractors.

5. RELATED PARTY TRANSACTIONS
The Company, through its subsidiaries purchased goods from an affiliate of the principal
stockholder for resale. Transactions are stated in US currency and are priced at cost.
Balance due is payable based on a trade term of 90 days. There had been no interest accrued on the balance as of September 30, 2002.
Affiliate of the principal stockholder also provides a loan to the Company at an interest
rate of prime plus 1%.  The loan is payable on demand.   Interest rate
accrued on the loan
was $137,000 as of September 30, 2002.


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

(b)	Issued			 		  $  ('000)
29,104,000 common stock				     1,571


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

LIQUIDITY AND CAPITAL RESOURCES
Working capital has a surplus of approximately $798,000 at September 30, 2002, an increase of approximately $1,631,000 from March 31, 2002. The ratio of current assets to current liabilities at September 30, 2002 was 1.15 to 1, as compared to .79 to 1 March 31, 2002.
The Company has met its working capital requirements for the six months ended September 30, 2002 primarily from funds provided from related party.
As of September 30, 2002, the new management has provided loans and working capital credits to a total of $4,594,000. Management believes that the continued commitment by the Company's current principal stockholder to provide additional financing at its discretion, the Company will be able to meet its working capital requirements during 2002.

FINANCIAL AND MANAGEMENT PLANS
The company's stockholders' equity at September 30, 2002 and March 31, 2002 was a deficit of ($319,000) and ($786,000), respectively. Management has not planned any significant changes in the operation of the Company, nor any plans to expand product lines, market shares currently.

RESULTS OF OPERATIONS
SALES
Sales in this quarter of 2002 decreased by $715,000 or 20% compared to the corresponding period in 2001. Sales for the six months ended September 30, 2002 decreased by approximately $209,000 or 4% as compared to the corresponding period in 2001. The decrease was in line with a predicted softer consumer spending during this quarter.

COST OF SALES AND GROSS MARGIN
Gross margin as a percentage of sales was approximately 13% in this quarter of 2002 as compared to 15% for the same period in 2001. There was no significant change in cost of sales and gross margin in the two periods in comparison.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses during the six months ended September 30, 2002 decreased by $11,000 as compared to the corresponding period. Commission income decreased by $26,000 as compared to the corresponding period. Operating expenses were in line with budgets and comparable with the corresponding prior period.


INTEREST EXPENSE AND OTHER COSTS
Interest expense decreased by $36,000 as compared to the corresponding six months in 2001, as a result of lower interest rates and reduction in borrowing.

NET INCOME
The Company had an income of $312,000 for the six months ended September 30, 2002 compared to an income of $357,000 for the same quarter in 2001.
During the three months ended September 30, 2002, the Company had a profit of $120,000 as a compared to a profit of $224,000 in 2001.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned - thereunto duly authorized.

COSMO COMMUNICATIONS CORPORATION

Date:  December 31, 2002

/s/Philip Lau
 Chairman of the Board
/s/Carol Atkinson
Chief Financial Officer