Form 10-Q
period 2002-12-31
COSMO COMMUNICATIONS CORP
filed 2003-05-28
CIK 718096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

	For the quarterly period ended December 31, 2002

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
Yes           	No ___X____

29,104,066 shares of the issuer's Common Stock were outstanding as of the latest practicable date December 31,2002







INDEX





Registrant's representations....................................
.............................	3

Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets
	December 31, 2002 and December 31, 2001.................
.................	4-5

	Condensed Consolidated Statements of Operations
	For the three months ended December 31, 2002,
	And 2001.................................................
...........................	 6

	Condensed Consolidated Statements of Operations
	For the nine months ended December 310, 2002 and 2001....
...............	.8

	Notes to Condensed Consolidated Financial
	Statements...............................................
............................9

Management's Discussion and Analysis of Financial
Condition and Results of Operations..............................
.......................10-12

Signature........................................................
...............................13

..









PART 1 - FINANCIAL INFORMATION



Item I.  Financial Statements

The registrant represents that the Condensed Consolidated Financial Statements furnished herein have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years and that such Condensed Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Cosmo Communications Corporation and its subsidiaries (the "Company"), as of December 31, 2002 and the results of its operation and its cash flows for the nine months then ended.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

			   December 31	    December 31
				2002     	 2001



CURRENT ASSETS
Cash and cash equivalents  $139,000        $  449,000

Receivables-
Trade, less allowance for doubtful
accounts of $ 36,000 at Dec 31,
2002 and $32,000 at December31, 2001
                          1,876,000           990,000

Inventories              1,814,000          1,657,000

Other                        5,000              7,000

Total current assets     3,834,000          3,103,000

PROPERTY AND EQUIPMENT, net
			    14,000             14,000

DEFERRED CHARGES	    29,000	           -


TOTAL          	       $ 3,877,000     	    $3,117,000

See notes to condensed consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

			    	      	  Dec 31,             Dec 31,
   					   2002	               2001

CURRENT LIABILITIES
  Accounts payable and accrued expenses $ 1,655,000         1,307,000
  Due to related party                      903,000         1,194,000
  Loan payable to related party           1,416,000         1,322,000

 Total current liabilities                3,974,000         3,823,000

 Total liabilities                        3,974,000         3,823,000


 STOCKHOLDERS' EQUITY:
Convertible cumulative preferred stock,
  $.01 par value; 30,000 shares authorized,
   none issued.
Preferred stock, $.01 par value; 9,970,000
  shares authorized, none issued.
Common stock, $.05 par value,
  50,000,000 shares authorized,
  29,104,000 issued and outstanding at December 31,
 2002 and at December 31, 2001.           1,571,000          1,571,000

   Treasury Stock			 (116,000)	      (116,000)

Additional paid-in capital             26,273,000           26,273,000

Accumulated deficit                   (26,339,000)         (26,846,000)

Cumulative translation adjustment     ( 1,486,000)          (1,588,000)

      TOTAL STOCKHOLDERS' EQUITY         (97,000)             (706,000)

TOTAL                                $ 3,877,000           $ 3,117,000







See notes to condensed consolidated financial statements.

































COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001







				December 31		December 31
				  2002		           2001

SALES, NET		       $  4,782,000          $  3,517,000

COST OF SALES                     4,135,000             3,396,000

GROSS MARGIN                        647,000               121,000

COMMISSION INCOME                   549,000               303,000

SELLING EXPENSES                    653,000               273,000

GENERAL & ADMINISTRATIVE            298,000               349,000

INCOME FROM OPERATION               245,000              (198,000)

OTHER INCOME/(EXPENSE)

INTEREST EXPENSES                   (34,000)               (78,000)

OTHER INCOME                         18,000                 35,000

AMORTIZATION                        ( 1,000)                  -

EXCHANGE GAIN                        31,000                (91,000)

TOTAL OTHER EXPENSES, NET            14,000               (134,000)

   NET INCOME (LOSS)          $     259,000         $     (332,000)

INCOME PER SHARE                      0.008                  (0.02)

OUTSTANDING (AVERAGE)            29,104,000               29,104,000

See notes to condensed consolidated financial statements

COSMO COMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2002


					December 31      December 31
					   2002             2001

SALES                                   10,185,000     $  9,129,000

COST OF SALES                            8,715,000        8,095,000

GROSS MARGIN                             1,470,000        1,034,000

COMMISSION INCOME                          881,000          661,000

SELLING EXPENSES                           895,000          538,000

GENERAL & ADMINISTRATIVE                   873,000          914,000

INCOME FROM OPERATION                      583,000          243,000

OTHER INCOME/(EXPENSE)                      27,000           35,000

INTEREST EXPENSE                           (82,000)        (161,000)

AMORTIZATION                                (5,000)             -

EXCHANGE GAIN (LOSS)                        46,000          ( 91,000)

TOTAL OTHER EXPENSES, NET                  (14,000)          (217,000)

   NET INCOME                            $ 569,000             26,000

INCOME PER SHARE                             0.02               0.001

OUTSTANDING (AVERAGE)                    29,104,000        20,300,000

See notes to condensed consolidated financial statements

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2002

							(in '000's)

						2002		2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income				 	$ 569          $  26
Adjustments to reconcile net income to net cash used by operating activities:

Depreciation & amortization                          5             -

(Increase) Decrease in accounts receivable, net     (549)         (881)
(Increase) Decrease in inventories and other assets (327)         (251)
Increase (Decrease) in accounts payable, other
current liabilities 				      539        ( 77)
Increase (Decrease) in bank overdraft                (164)          -
Translation Adjustments                               120          158

Net cash provided (used) by operating activities       193      (1,025)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property & equipment                       (1)         (2)

Net cash used by investing activities                  (1)         (2)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in credit facilities and long-term
 debt repayments 				    (2,193)
Net increase (decrease) in due to stockholder       (1,181)
Net proceeds from shares subscription                2,181
Net increase (decrease) in loan due to related party    63       1,322
Net increase (decrease) in due to related party       (411)      1,194
    Net cash provided (used) by financing activities  (348)      1,323

Increase (Decrease) in cash and cash equivalents      (156)        296

Cash and cash equivalents at the beginning of the
period 						       295         153

Cash and cash equivalents at the end of the period
						  $    139     $   449


SUPPLEMENTAL DISCLOSURES OF CASH FLOW



INFORMATION






Cash paid during the period for interest

						 $     -      $   119

See notes to condensed consolidated financial statements

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001



1. SIGNIFICANT ACCOUNTING POLICIES:


The accounting policies followed by quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated
 Financial Statements included in the Company's report on Form 10K for the fiscal year ended March 31, 2002.

2. INVENTORIES:
Inventories are stated at the lower of cost (first in, first-out) or market. Inventory at December 31, 2002 and December 31, 2001 consisted primarily of finished goods.

3. INCOME /(LOSS) PER SHARE:
Income (loss) per common share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding for each period. As of December 31, 2002 and December 31, 2001, common equivalent shares include the dilutive effect of stock options using the treasury stock method.

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



LIQUIDITY AND CAPITAL RESOURCES
Working capital has a deficit of approximately $140,000 at December 31, 2002, a decrease of approximately $580,000 from December 31, 2001. The ratio of current assets to current liabilities at December 31, 2002 was .96 to 1, as compared to .81 to 1 at December 31, 2001. The Company has met its working capital requirements for the nine months ended
December 31, 2002 primarily due to financing provided by the Parent company.
As December 31, 2002, the Parent company has provided loans and working capital credits to a total of $2,319,000. Management believes that the continued commitment by the Company's Parent company to provide additional financing at its discretion, the Company will be able to meet its future working capital requirements..

FINANCIAL AND MANAGEMENT PLANS
The company's stockholders' equity at December 31, 2002 and December 31, 2001 was a deficit of ($97,000) and ($706,000), respectively. Although net income has been steadily improving in the first three quarters of the fiscal year, due mainly to the introduction of new products in the DVD category, management has not planned any significant changes in the operation of the Company, nor has any plans to increase the market shares as it believes the economic condition is not conducive to any major expansion.
RESULTS OF OPERATIONS
SALES
Sales for the three months ended in December 31. 2002 increased by $1,265,000 or 36% compared to the corresponding period in 2001. Sales for the nine months ended December 31, 2002 increased by approximately $1,056,000 or 12% as compared to the corresponding period in 2001. Sales increase over the previous periods were attributable to the popular demand of DVD products which have a higher wholesale and retail values.
COST OF SALES AND GROSS MARGIN
Gross margin as a percentage of sales was approximately 13% in the three months ended December 31, 2002 as compared to 3% for the same period in 2001. Discrepancy in gross margin was due to a large provision charge against cost of sales in 2001 as provision for sales return ($340,000). Gross profit margin before the provision was comparable to 2002 at 13%.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the three months ended December 31, 2002 increased by $329,000 as compared to corresponding period in 2001. These expenses during the nine months ended December 31, 2002 increased by $316,000 as compared to the corresponding period. The higher expenses were primarily due to the activity as a sales representative for a US manufacturer to distribute its products in the Canadian market. Commission income increased by $246,000 and $220,000 for the three month and nine month periods respectively as compared to their corresponding periods.

INTEREST EXPENSE AND OTHER COSTS
Interest expense and other costs decreased by $44,000 during the three months ended December 31, 2002 as compared to the corresponding period in 2001. An interest amount of $33,929 was included in the quarter ended December 31, 2001 that should have been charged in the quarter ended September 30, 2001. The delay was due to the Parent Company not charging the interest expense until the following quarter. Rates used in the quarter ended December 31, 2002 were 6.125% versus 12% in the same quarter in the prior year. Interest expenses and other costs decreased by $79,000 during the nine months ended December 31, 2002 as compared to the corresponding period in 2001. This decrease was primarily attributed to lower interest rates in 2002 from 12% to 6%.


NET LOSS AND INCOME
The Company had an income of $290,000 for the three months ended December 31, 2002 compared to a loss of $332,000 for the same quarter in 2001. During the nine months ended December 31, 2002, the Company had a profit of $592,000 as a compared to a profit of $26,000 in 2001. Improvements in net income were brought about by the success in introducing the DVD line in 2002 and the innovative approach to capitalize the DVD demand by making combination products featuring the DVD with VCR and TV as one unit.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned - thereunto duly authorized.

COSMO COMMUNICATIONS CORPORATION

Date:  May 26, 2003

	/s/Philip Lau
 	Chairman of the Board
	/s/Carol Atkinson
	Chief Financial Officer