Form 10KSB
period 2003-03-31
COSMO COMMUNICATIONS CORP
filed 2003-08-21
CIK 718096

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003
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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No__.


Check if there is no disclosure of delinquent
filers pursuant to Item 405 of Regulation S-B
is not contained in this form, and no
disclosure will be contained, to the best of
Registrant's knowledge, in definitive proxy or
information statements incorporated by
reference in Part III of this Form 10-K or any
amendment to this form 10-K.    ___

The registrant's revenues for the fiscal period ended March 31, 2003 were $19,600,000.


As of March 31, 2003, the market value of the registrant's Common Stock held by non-affiliates of the registrant was not able to be determined as there were no quotes on the bid and ask price of the Company's common stock.

The number of shares outstanding of the
registrant's common stock is 29,104,066 as of March 31, 2003.


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

General

Since its inception in March 1983, the Company, through its subsidiaries, has imported, marketed and distributed in the United States and Canada consumer electronic products, including televisions, DVD players, video cassette recorders, audio equipment, digital alarm clocks, quartz alarm clocks, quartz wall clocks, clock radios and combination products such as clock radio telephones. The audio equipment includes a full line of audio products, including personal cassette players, portable stereos and music centers with and without compact disc players. During the year ended March 31, 2003, all of the Company's sales activity related to customers located in Canada.

The Company's products are marketed principally under its own label to mass merchandisers, drug store chains, specialty chain stores and other high-volume retailers. The Company's products are generally manufactured by its parent company and subcontractors in China.

The Company's principal executive offices are located at 106 Ferrier Street, Markham,
Ontario, Canada and its telephone number at such location is (905) 940-0560.

Transaction History

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

Starlight owns and operates a number of
subsidiaries throughout the world engaged in the manufacture, sale and distribution of consumer electronic products. Management anticipates Starlight will provide enhanced resources for the Company to operate more competitively. Management believes that new products and new product designs drive sales growth. With the capital that is now available through Starlight, the Company's products have improved in quality and with more updated designs. This has allowed the Company to improve sales and continued moderate sales growth, barring no significant deterioration in the economic conditions and more particularly, in consumer spending.

Since controlled by Starlight International
Limited in August 2001, the Company has adopted a new fiscal year to coincide with its parent company's fiscal year for ease of consolidating accounts in the parent's annual report. This report is the first fiscal year with twelve months of operation ended on March 31. The preceding fiscal year was for a short period covering January 1, 2002 to March 31, 2002.


Products

Clocks - The Company manufactures and markets a wide range of clocks, including electronic digital alarm clocks, quartz alarm clocks and quartz wall clocks. The Company introduced its first electronic digital clock in 1977 and currently offers approximately 20 models which retail at various prices ranging from approximately $5 to $20. The Company's electronic digital clocks contain microprocessors, printed circuit boards, light emitting diodes and ceramic buzzers.
Subcontractors in the People's Republic of China manufacture all the Company's wall clocks and battery operated quartz alarm clocks.

Radios - The Company introduced its first electronic digital clock radio in 1982 and currently offers 8 models, with retail prices ranging from approximately $9 to $20. The
Company's electronic digital clock radios contain audio components as well as components similar to those in its electronic digital clocks. Subcontractors in the People's
Republic of China manufacture all of the units.


Compact Disc Players - The Company currently offered approximately 25 models of compact disc player and recorder products with retail prices ranging from $20 to $120. Some of the products are manufactured by our parent company and some are by subcontractors in the People's Republic of China under the Company's specifications.


Telephone and wireless phone accessories - With growth in use of wireless phones in North
America, the Company began to offer wireless phone accessories that include phone cases and chargers. These products are manufactured by subcontractors.

Television and DVD players - the Company marketed low end television, some with built in DVD player as a unit in competitive prices in recent years. This product line contributed to the sales growth and accounted for 30% of the total sales in 2003.

Licensed Products - The Company is a party to a sub-distribution agreement to market in Canada audio products utilizing the brand- name
"Memorex". It plans to expand the licensing to include some alarm clock products to be sold in the U.S. and Canada.

Marketing

The Company's marketing strategy is targeted at high volume retailers with broad distribution networks such as mass merchandisers, drug and other specialty chain stores, and other retailers. The Company did not make any sales in the US during 2003 but has made steady progress in establishing a wholesale distribution channel in Canada. The Company is now selling its licensed brand-name "Memorex" products to Wal-Mart Canada on an exclusive basis. It also offers products made under the private label of its customers.

The Company continues to look for opportunity to add licensed brand names to its products line and is in negotiation with a third party for an exclusive distribution right.


The Company's current strategy for re-entering the US market is to locate niche markets. So far it has not been able to sell in the US market, which is highly compettive. The following customers illustrate the Company's primary marketing channels and customers in 2003.

Wal-Mart Canada Inc.- Mass Merchandiser
Canadian Tire Corporation - Specialty Chain

The Company believes that its sales to high volume retailers depends upon its ability to deliver a large volume of attractive and reliable items at prices generally at or below those of its competitors.

Substantially all of the Company's Canadian sales are generated by either the Company's full-time sales staff or sales representatives.
All of the Company's sales in 2003 were to customers within Canada. See Note 10 "Notes to
Consolidated Financial Statements" for
financial information about foreign and
domestic operations.

Sales to the Company's largest customer, Wal-
Mart Canada Inc., accounted for approximately
90% of sales in 2002 and in 2003. The loss of Wal-Mart of Canada Inc. as a customer would have a significantly negative impact on the Company.

The Company's products are generally sold with a one year limited warranty on labor and parts.


Manufacturing and Supply

Since being a member of the Starlight group in Hong Kong, the Company has been able to tap in the manufacturing expertise of the parent company in providing product research and new product design without paying for the services.
Substantially all of the CD players are
manufactured by Starlight. Subcontractors in the People's Republic of China make other products in accordance with the Company's specifications. The Company performs quality control inspections on the premises of its subcontractors, and also inspects its products upon their arrival in its warehouse in Canada.

All of the components and raw materials used by the Company are available from several sources of supply and the Company does not anticipate that the loss of any single supplier would have a material adverse effect on its business, operations or financial condition.

Product Development

During 2003, the Company did not introduce any new electronic digital alarm clocks (LED and LCD), quartz alarm clocks, quartz wall clocks and clock radios. New audio and other products were developed in conjunction Starlight and the sub-contractors and expenses were borne by the Starlight and the sub-contractors. During the year ended March 31, 2003, the Company did not spend any significant amount in product development and yet was able to introduce several new audio products

Competition

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

The Company believes that important factors necessary to compete include name recognition, price, quality reliability, attractive packaging, speed of delivery to customers and new or additional product features. The
Company believes that its future success will depend upon its ability to develop and manufacture reliable products, which incorporate developments in technology and satisfy consumer tastes with respect to style and design. Further, the Company's ability to market such products at competitive prices is necessary in order to compensate for the lack of strong consumer name recognition. In 2003, the Company has been able to compete better in the market place, principally owing to the support of its parent company. The Company believes that, through its parent support, it is a significant manufacturer of compact disc players products and competes with several companies, including GPX Alco and Curtis.


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

Employees

As of March, 2003, the Company had 24 full-time employees, including 1 in Hong Kong and 23 in Canada. In Hong Kong, one employee is engaged in sales and sourcing support duties. In
Canada, 9 employees were engaged in warehouse distribution and service operations and 14 were sales, administrative and executive personnel.
The Company believes that its relations with its employees are satisfactory.

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

During fiscal 2003, the Company did not submit any matter to a vote of security holders.

PART II

Item 5.	Market for Common Equity and
Related Stockholder Matters

Since March 6, 1996, the Company's Common Stock has been listed for trading on the OTC Bulletin
Board under the symbol "CSMO." There were 166 record holders of the Common Stock on July, 10, 2003. However those shares being held at various clearing houses, including Cede &
Company have not been broken down.
Accordingly, the Company believes there are many more beneficial owners of the Company's
Common Stock whose shares are held in "street name", not in the name of the individual shareholder

The following table sets forth the high and low prices for the Common Stock as reported for the periods indicated. During 2001, the Company's
Common Stock was removed from the OTC Bulletin
Board and there were no quotes of high and low since then and none in fiscal period 2003.


Fiscal Period		High		Low

2002	First Quarter	No quote   	No quote
2003	First Quarter	No quote 	No quote
	Second Quarter	No quote  	No quote
	Third Quarter	No quote 	No quote
	Fourth Quarter	No quote	No quote


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

Item 6.  Management's Discussion and Analysis

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain items in the Company's Consolidated
Statements of Operations bear to sales and the percentage of change in those items from period to period:


					                   As a Percent of Sales

YR Ended	  QTR Ended    YR Ended	 YR Ended
December 31,  March 31,	   March 31,  March 31,
2001		  2002		2003	   2002
(audited)	 (audited)	  (audited) (pro-forma)

Sales
100%		100%		100%	         100%

Cost of Sales
89.1%		86.8%		90.2%	        89.0%

Gross Margin
10.9%		13.2%		9.8%	        11.0%

Commission Income
3.9%		5.0%		3.1%	         6.5%

Selling, General and
   Administrative expenses
17.6%		17.0%		9.3%	       15.1%

Income from operations
(6.7%)	(3.8%)	2.4%	         0.5%
Other expense
3.9%		5.0%		1.9%	          _

Net Income (Loss)
(2.8%)	1.2%		3.0%	         0.5%


Comparison of the year ended March 31, 2003 to the year ended March 31, 2002.

(For the results of operations in the fiscal year ended March 31, 2003, management thought it was more relevant to compile data from audited financial statements for year ended
December 31, 2001 and the fiscal quarter ended
March 31, 2002 for comparison).

Net income for 2003 was $590,000 compared to net income of $58,000 for the same twelve months period ended March 31. Results of 2003 include the following items that impacted favorably to net income.

1) Provision for sales return was reduced by $261,000 as the Company was able to negotiate with its parent company to pass on the goods returned from customers to the parent company, which manufactured those products.
2) Due to a weakened US dollar in 2003, the Company reported foreign exchange gain of $66,000 in its net income.
3) Savings achieved in general and
administrative expenses of $80,000 that were considered to be one time cut back.


Sales increased by 54.7% or $6,931,000 for the year ended March 31, 2003. Stronger sales performance was due to the new marketing strategy to cultivate new business with our major customers to offer private labels to the products they purchased. With the support of our parent company, we were able to supply unique design and warranty support to our major customers. We have expanded the product line in 2003 to include wireless phone accessories and DVD players combined with TV in our regular product line.

Cost of sales was comparable to 2002 staying in the range of 90%. Sourcing of products continued to rely on the expertise knowledge of our parent company, which is a major manufacturer of consumer electronics products in the People's Republic of China.

Selling, general and administrative expenses decreased by 4.5%, largely due to a one time saving achieved through cost cutting of some administrative functions.

Revenue earned from commission and foreign exchange dropped by 8.2% or $61,000 in 2003.
Lower revenue from commissions was due to more sales effort to build new business in making private labels sales.

Net result in 2003 was a profit of $590,000 and represents a 717% improvement as compared with a net income of $58,000 in the same period in 2002.

Liquidity and Capital Resources

The Company's working capital improved from a deficit of $833,000 as at March 31, 2002 to a positive of $141,000 as at March 31, 2003. The ratio of current assets to current assets to current liabilities at March 31, 2003 was 1.03 to 1, as compared to .79 to 1 at March 31, 2002. The improvement in liquidity was attributable to internal funds generated from two periods of profits and capital financing provided by the parent company including a loan of $1,438,000, which is classified as current liability. Currently the parent company has no plan to recall the repayment of this loan in the near future. The balance of this loan bears interest at prime plus 1% per annum.
Balance at March 31, 2003 included interest accrued of $276,000.

In addition, parent company provided working capital to the Company through trades. Balance of trade payable to the parent company at March
31, 2003 was $3,232,000.


The Company is subject to risk from exchange rate fluctuations. While the Company's product purchases are transacted in United States dollars, most transactions among the suppliers and subcontractors are effected in HK dollars.
Accordingly, fluctuations in Hong Kong monetary rates may have an impact on the Company's cost of goods. Furthermore, appreciation of Chinese currency values relative to the Hong Kong dollar could increase the cost to the Company of the products manufactured in the People's
Republic of China, and thereby have a negative impact on the Company. As well since a portion of the Company's sales are in Canadian dollars, the Company is at risk with regards to the conversion of Canadian dollars to US dollars to pay its suppliers. Therefore, fluctuations in the conversion rate may have an impact on the Company. Based on the Company's evaluation of anticipated changes in exchange rates, the Company may from time to time purchase forward exchange contracts to hedge against these risks. However, the Hong Kong dollar remains the functional currency of the Company's Hong
Kong subsidiaries, and the Company does not hedge against risks of foreign currency transaction or translation loss.

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

Name		Age	Position
Philip Lau	55	Chairman of the Board of
Directors, and President
Peter Horak	62	Chief Executive Officer,
Canada
Yu Wing Kin	51	Vice President,
Administration, Hong Kong
Carol Atkinson	54	Director

Jacky Lau	44	Director

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

Mr. Kin has served as Vice President of
Administration of Cosmo Hong Kong since joining the Company in August 1978.

Ms. Atkinson has served as a director of the
Company since January 2001 after Starlight
International Limited acquired its shares.   Ms
Atkinson is a licensed public accountant.

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

Section 16(a) Beneficial Ownership and
Reporting Compliance

The directors and executive officers of the Company, and the owners of more than ten (10%) percent of the Company's outstanding Common
Stock, are required to file reports with the Securities and Exchange Commission, reporting changes in the number of shares of the Company's Common Stock beneficially owned by them and provide the Company with copies of all such reports. Based solely on its review of the copies of such reports furnished to the Company and written representations from the executive officers and directors, the Company believes that all reports were timely made for the quarter ended March 31, 2003

Item 10.		Executive Compensation Summary Compensation Table.

The following table sets forth, for the 2003
and 2002 fiscal periods, respectively,
compensation paid or accrued by the Company to
or on behalf of the Company's Chief Executive
Officer and each other executive officer whose
total annual salary and bonus for the 2003
fiscal year totaled $100,000 or more
(collectively, the "Named Executive Officers").
									    Annual Compensation(1)

  2003	2002	   2003	2002	All Other
(12 months	(3 months
ended		ended                                          March 31,)  March 31,)
Name and Principal Position

Salary ($)	Bonus ($)	Compensation

Starlight International
5/F, Shing Dao Industrial Building
232 Aberdeen Main Road
Hong Kong

Philip Lau
none		none	  none   none	(1)

Peter Horak
CEO, Canada
109,000   32,500  none  none	      (1)

Carol Atkinson
none	    none	none	none	     (1)

Jacky Lau
 none    none	none	none       (1)


 (1)  The column for "Other Annual
Compensation" has been omitted because there is
no compensation 	required to be reported in
such column.  The aggregate amount of
perquisites and other personal benefits
provided to each Named Executive Officer is less than 10% of the total of annual salary and bonus of such officer.

Option Grants Table. No options were granted or exercised during first quarter 2003.

Aggregated Fiscal Year-End Option Value Table.
No Named Executive Officers held any options as of the fiscal quart ended March 31, 2003.

Long-Term Incentive and Pension Plans.  The
Company does not have any long-term incentive or pension plans.

Compensation of Directors. Directors who are not officers of the Company generally receive meeting attendance fees of $300. However, each such director waived his right to receive such fees during fiscal 2003. Annual retainers are not currently provided to directors; however, such retainers may be re-instituted in the future. Directors are eligible to receive grants of options under the Company's stock option plan. No stock options were granted to any directors of the Company during fiscal
2003.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.
The information contained in the table was furnished by the persons listed therein. The calculations of the percent of shares beneficially owned are based on 29,104,066 shares of common stock outstanding on July 31, 2003. None of the persons named below own any options or warrants to purchase shares of the Corporation's common stock.

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
Transactions.

As of March 31, 2003, the Company owed
approximately $4,670,000 to its parent group of companies, principal shareholders of the
Company. $3,232,000 was owed in the form of trades payable. The balance was in the form of a loan. During fiscal 2003, the Company purchased $11,007,000 of products from its parent group of companies and received $
283,000 as commissions in the sales brokerage activities.

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

COSMO COMMUNICATIONS CORPORATION
DATED: July 31, 2003
								       /s/ Peter Horak
PETER HORAK
Chief Executive Officer, Canadian Operation

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: July 31, 2003
										/s/ Philip Lau
PHILIP LAU,
Chairman of the Board
President

										/s/ Peter Horak
PETER HORAK
Chief Executive Officer




Certification Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

I, Philip Lau, certify that:

1.	I have reviewed this annual report on
Form 10-KSB of Cosmo Communications
Corporation;
2.	Based on my knowledge, this annual report
does not contain any untrue statement of a
material fact or omit to state a material fact
necessary to make the statements made, in light
of the circumstances under which such
statements were made, not misleading with
respect to the period covered by this annual
report;
3.	Based on my knowledge, the financial
statements, and other financial information
included in this annual report, fairly present
in all material respects the financial
condition, results of operations and cash flows
of the registrant as of, and for, the periods
presented in this annual reports;
4.	The registrant's other certifying
officers and I are responsible for establishing
and maintaining disclosure controls and
procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we
have:
	a)	designed such disclosure controls
and procedures to ensure that material
information relating to the registrant,
including its consolidated subsidiaries, is
made known to us by others within those
entities, particularly during the period in
which this annual report is being prepared;
	b)	evaluated the effectiveness of the
registrant's disclosure controls and procedures
as of a date within 90 days prior to the filing
date of this annual report (the "Evaluation
Date"); and
	c)	presented in this annual report our
conclusions about the effectiveness of the
disclosure controls and procedures based on our
evaluation as of the Evaluation Date;
5.	The registrant's other certifying
officers and I have disclosed, based on our
most recent evaluation, to the registrant's
auditors and the audit committee of
registrant's board of directors (or persons
performing the equivalent function):
	a)	all significant deficiencies in the
design or operation of internal controls which
could adversely affect the registrant's ability
to record, process, summarize and report
financial data and have identified for the
registrant's auditors any material weaknesses
in internal controls; and
	b)	any fraud, whether or not material,
that involves management or other employees who
have a significant role in the registrant's
internal controls; and
6.	The registrant's other certifying
officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


												/s/  Philip Lau
											__________________________
													Philip Lau
												Chairman and President
Date:  July 31, 2003



Certification Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

I, Peter Horak, certify that:

1. I have reviewed this annual report on Form
10-KSB of Cosmo Communications Corporation;
2. Based on my knowledge, this annual report
does not contain any untrue statement of a
material fact or omit to state a material fact
necessary to make the statements made, in light
of the circumstances under which such
statements were made, not misleading with
respect to the period covered by this annual
report;
3. Based on my knowledge, the financial
statements, and other financial information
included in this annual report, fairly present
in all material respects the financial
condition, results of operations and cash flows
of the registrant as of, and for, the periods
presented in this annual reports;
4. The registrant's other certifying officers
and I are responsible for establishing and
maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and
15d-14) for the registrant and we have:
	a)	designed such disclosure controls
and procedures to ensure that material
information relating to the registrant,
including its consolidated subsidiaries, is
made known to us by others within those
entities, particularly during the period in
which this annual report is being prepared;
	b)	evaluated the effectiveness of the
registrant's disclosure controls and procedures
as of a date within 90 days prior to the filing
date of this annual report (the "Evaluation
Date"); and
	c)	presented in this annual report our
conclusions about the effectiveness of the
disclosure controls and procedures based on our
evaluation as of the Evaluation Date;
5.	The registrant's other certifying
officers and I have disclosed, based on our
most recent evaluation, to the registrant's
auditors and the audit committee of
registrant's board of directors (or persons
performing the equivalent function):
a)	all significant deficiencies in the
design or operation of internal controls which
could adversely affect the registrant's ability
to record, process, summarize and report
financial data and have identified for the
registrant's auditors any material weaknesses
in internal controls; and
	b)	any fraud, whether or not material,
that involves management or other employees who
have a significant role in the registrant's
internal controls; and
6.	The registrant's other certifying
officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

												/s/  Peter Horak
											__________________________
													Peter Horak
												Chief Executive Officer
Date:  July 31, 2003








COSMO COMMUNICATIONS CORPORATION AND
SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
    Page

REPORT OF INDEPENDENT AUDITORS   									F-1

CONSOLIDATED BALANCE SHEETS AS OF
MARCH 31, 2003 AND MARCH 31,2002   				  				F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR
THE YEAR ENDED MARCH 31, 2003 AND
THE TRHEE MONTHS ENDED MARCH 31, 2002 							F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
DEFICIENCY
FOR THE YEAR ENDED MARCH 31, 2003 AND THREE
MONTHS ENDED MARCH 31, 2002										F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE YEAR ENDED MARCH 31, 2003 AND THE THREE
MONTHS ENDED MARCH 31, 2002										F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  						F-6



SF PARTNERSHIP, LLP
Chartered Accountants
Toronto, Canada


REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Cosmo Communications Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Cosmo Communications
Corporation and subsidiaries (incorporated in
Florida) as of March 31, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended March 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidate financial position of Cosmo Communication
Corporation and Subsidiaries as of March 31,
2003 and the results of its operations and its cash flows for the year ended March 31, 2003, in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial
statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses in prior years. This condition raises substantial doubt about its ability to continue as a going concern.
Management's plans relating to those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Chartered Accountants
Toronto,Canada

June 2, 2003


COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2003 AND MARCH 31, 2002

ASSETS		2003               2002
  		($ in 000's)	   ($ in 000's)
CURRENT ASSETS:
  Cash and cash equivalents
              $  815			$   295
  Accounts receivable, net of allowance for doubtful accounts
    of  $16,000 and $34,000, in 2003 and 2001, respectively	(note 2)
	         2,381                1,327
Inventories	   2,017	            1,485

Other assets      39    	          7
      	   __________       _________
Total current assets
 	          5,252		      3,114

PROPERTY AND EQUIPMENT, net (note 3)					         	    	  		       17			   12

DEFERRED CHARGES, NET OF AMORTIZATION OF $2,000
 			27			   34
             ___________        __________

Total         $ 5,296               $3,160

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Bank overdraft $ -		  $	  164

   Accounts payable and accrued expenses
                  441	            1,116
   Accounts payable to related party(note 5)   		    3,232			1,314
   Loan from related party (note 4 &5)	          1,438   	   	1,353
	        __________         __________
    Total current liabilities 				    5,111	      	3,947


STOCKHOLDERS' DEFICIENCY:

 Common Stock (note 6 and note 7)
                1,571                1,571
 Treasury stock (note 6)					     (116)		        (116)
 Additional paid-in capital 					    26,273	             26,273
 Accumulated deficit				         (26,225) 	      (26,815)
 Accumulated other comprehensive loss 		         (1,318)               (1,700)
		  __________           _________
Total stockholders' deficiency               		    185                   (787)
             __________            _________
Total     $    5,296    	      $ 3,160


The accompanying notes are an integral part of these consolidated financial statements




     F-2

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
YEAR ENDED MARCH 31, 2003 AND FOR THE THREE
MONTHS ENDED MARCH 31, 2002
		2003              2002
	   ($ in 000's)	 ($ in 000's)
    	     (except per share data)

SALES, net  $    19,600		$   2,746

COST OF SALES    17,686	   	    2,387
                __________     __________
GROSS MARGIN      1,914		      359
		  ___________      __________


COMMISSION INCOME	 613		      160

EXCHANGE GAIN	  66	             10

OPERATING EXPENSE
   Selling 	     1,088	            159
   General and administrative
    	             744			303
   Amortization	  12                2
 Interet		 126      		 32
			______           ______
			1,970		      497
		   __________        _________           EARNINGS BEFORE INCOME TAXES
			  623              32

  Income taxes       33               -

NET INCOME	$       590         $      32
BASIC AND DILUTED INCOME PER
COMMON STOCK $       0.02       $   0.00


WEIGHTED AVERAGE NUMBER OF COMMON
STOCKS USED IN COMPUTING INCOME (LOSS)
PER SHARE	    29,104,000     29,104,000






The accompanying notes are an integral part of these consolidated financial statements



F-3





COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 2003 AND THE THREE
MONTHS ENDED MARCH 31, 2002


	($ in 000s except issued share data)


Common  Accumulated Stock Additional  Other
Shares      Paid-in   Accumulated Comprehensive
Number Amount Capital  Deficit    Income (Loss)


Total
BALANCE,
DECEMBER 31, 2001
29,104,000 1,455 26,273 (26,847) (1,588)(706)

Net income	                 32		32

Other comprehensive
   loss :
   Foreign Currency
   Translation (note 8) 		(112) (112)
________ ______ _______   ______ ______  ______
BALANCE,
MARCH 31,2002
29,104,000 $1,455 $26,273$(26,815)$(1700)$(787)

Net income 	               590		 590


Foreign Currency
   Translation (note 8)
												     382	 382
____    _______   ____    ____  ____     _____
BALANCE,
MARCH 31, 2003
29,104,000 $1,455 $26,273$(26,225)$(1,318)$185


The accompanying notes are an integral part of these consolidated financial statements


F-4


COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED MARCH 31, 2003 AND THE THREE MONTHS   ENDED MARCH 31, 2002
	2003             	2002
    ($ in 000's)			($ in 000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$  32	 		$   32
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Depreciation and amortization
  	   12	           	     3
Decrease (increase) in accounts receivable, net   	     (1,054)		 (337)
(Increase) decrease  in inventories, other
current assets and other assets
	     (  532)	        172
 Increase (decrease) in accounts payable and
accrued expenses and other current liabilities
	       (841)		  (29)
Increase (decrease) in prepaid expenses and
sundry assets
		 ( 32 )		    -
 Increase in accounts payable with related
party		1,918 		  120
 Increase in deferred charges				        -	              (34)
 Foreign Currency Translation adjustment			 382   		 (112)
 	    _________          __________
   Net cash provided by (used in) operating
activities   443             (185)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment
		( 7  )	         -          	   ___________	   _________
    Net cash provided by (used in) investing
activities  (  7 )	         -
	     ________        _________

CASH FLOWS FROM FINANCING ACTIVITIES :

Increase in related party loan
              84		     31           	   _________     	__________
 Net cash provided by financing activities
     		  84       	     31
        __________      _________

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS 520		   (154)

CASH AND CASH EQUIVALENTS AT THE
  BEGINNING OF THE PERIOD
		295		    449
     	  __________       __________

CASH AND CASH EQUIVALENTS AT THE
  END OF THE PERIOD
	    $   815        $  295
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION - Cash paid during the period for

interest  $   43    	 $    0





The accompanying notes are an integral part of these consolidated financial statements



F-5






COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2003 AND MARCH 31, 2002

1.	GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Cosmo Communications
Corporation and subsidiaries (the "Company")
markets and distributes consumer electronic
products.  The Company has operations in Hong
Kong and Canada.
Change in fiscal year ending period - The
Company has adopted a new fiscal year ending
period from December 31 to March 31 in order to
coincide with the fiscal year-end of its parent
company.
Summarized Consolidated Statements of
Operations for the year ended March 31, 2003
and 2002 (pro forma)
				2003			2002
			($ in 000's)    ($ in 000's)
					     (pro forma)

Sales			19,600		12,669
Gross margin 	 1,914		 1,397
Other income (expense)
	              541		         580
Net income (loss)	  590		          32

Basic and diluted income loss per common stock			  0.02	        0.00



Financial Difficulties and Management's Plans -
The Company had accumulated significant losses from operations in prior years. The Company continued to experience intense price competition in the consumer electronic retail market in 2003. Currently, the Company only operates in Canada and in Hong Kong.
Management believes that the support of the new shareholder will provide the Company with the resources necessary to meet its obligations over the next year. The Company's ability to ultimately return to profitability is dependent upon a number of factors beyond its control, including the overall retail climate and competition and resources injected by the new shareholder.
Use of Estimates - The preparation of
consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Fair Value of Financial Instruments - The
Company's financial instruments include cash and cash equivalents, receivables, payables, debt and credit facilities. The fair values of such financial instruments have been determined based on current market interest rates as of March 31, 2003. The fair values of these instruments were not materially different than their carrying (or contract) values.
Principles of Consolidation - The Company includes, in consolidation, its wholly owned subsidiaries, Cosmo Communications Canada
Corporation and Cosmo Communications (H.K.)
Limited.  All significant intercompany
transactions and balances have been eliminated upon consolidation.
Cash and Cash Equivalents - All highly liquid instruments with a maturity of three months or less when acquired are considered cash equivalents.
F-6

Inventories - Inventories are stated at the
lower of cost (first-in, first-out) or market.
Property and Equipment - Property and equipment
is stated at cost.  Amortization is provided
using the straight-line method over the
estimated useful lives of the related assets.
	Furniture and fixtures		5 years		straight-line
	Office equipment			5 years		straight-line
	Computer equipment		5 years		straight-line
	Leasehold improvements	5 years		straight-line

Deferred Charges - Deferred charges consist of costs of the financing and reorganization of the company and are to be amortized over 5 years.
Foreign Translation Adjustment - The accounts of the foreign subsidiaries were translated into U.S. dollars in accordance with the provisions of Financial Accounting Standards
Board Statement No. 52 ("SFAS 52"). Management has determined that the Hong Kong dollar is the functional currency of the Hong Kong subsidiaries and the Canadian dollar is the functional currency of the Canadian subsidiary.
Certain current assets and liabilities of these foreign entities are denominated in U.S.
dollars. In accordance with the provisions of SFAS 52, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant periods. Adjustments resulting from the translation of the financial statements from their functional currencies to United States dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income for the relevant periods.
Revenue Recognition - Sales are recognized upon shipment of goods as that is the point at which title passes to the customer, net of estimated sales returns. Revenue is recognized if persuasive evidence of an agreement exists, the sales price is fixed or determinable, and collectibility is reasonably assured.
Concentrations of Credit Risks - The Company's receivables are unsecured and are generally due in 30 days.
Income Taxes - The Company follows the
guidelines contained in Financial Accounting
Standards Board Statement 109, Accounting for
Income Taxes ("SFAS 109"). SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes. In addition, SFAS 109 requires that deferred tax liabilities and assets be adjusted in the period of enactment for the effect of an enacted change in tax laws or rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
Earnings Per Share - Basic earnings per share is computed based on the average number of common shares outstanding and diluted loss per share is computed based on the average number of common and potential common shares outstanding. As of each period ended there were no dilutive common equivalent shares. The stock options discussed in Note 7 could potentially dilute earnings per share in the future but were not included in diluted loss per share since they would be anti-dilutive for the periods presented.
Stock-Based Compensation Plans - Stock-based compensation plans include all arrangements by which employees and non-employee members of the Board of Directors receive shares of stock or other equity instruments of the Company or the Company incurs liabilities to employees in amounts based on the price of the Company's stock. The Company has chosen to continue to account for stock-based plans using the intrinsic value method prescribed by Accounting
Principles Board Opinion ("APB") No.25,
Accounting for Stock issued to Employees and related interpretations. Accordingly, compensation cost of stock based compensation is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee or non-employee member of the Board of Directors must pay for the stock. The Company did not enter into any stock based compensation arrangement in 2003 or 2002.
Comprehensive Income (Loss) - Statement of
Financial Standards No. 130, Reporting
Comprehensive Income requires that all
components of comprehensive income be reported in a full set of general purpose financial statements. Accumulated other comprehensive loss as presented on the consolidated statements of stockholders' deficiency represents the foreign currency translation adjustment.
Derivative Instruments and Hedging Activities -
In June 1998, the Financial Accounting
Standards Board ("FASB") issued Statement of
Financial Accounting Standard ("SFAS") No. 133,
Accounting for Derivative Instruments and
Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument(including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. In June
1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging
Activities - Deferral of the Effective Date of adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of SFAS No.
133 will have a material impact on its
consolidated financial statements.
Recent accounting pronouncements.
In June 2001, the Financial Accounting
Standards Board, or FASB, issued Statement of
Financial Accounting Standards, or SFAS, No.
141, "Business Combinations," and SFAS No. 142,
"Goodwill and Other Intangible Assets."  SFAS
No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001and no longer permits the use of the pooling-of-interests method. SFAS No. 142 requires that amortization of goodwill cease and the carrying value of goodwill be evaluated for impairment at least annually using a fair value test.
Identifiable intangible assets will continue to be amortized over their useful lives and reviewed at least annually for impairment using a method appropriate to the nature of the intangible asset. We adopted SFAS No. 141 and SFAS No. 142. We do not expect our adoption of SFAS No. 141 or SFAS No. 142 to have a material impact on our financial position or results of operations.
On October 2001, the Financial Accounting
Standards Board issued Statement of Financial
Accounting Standard No. 144. "Accounting for the Impairment or Disposal of Long-Lived
Assets" (SFAS No. 144). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121
"Accounting for the Impairment of Long-Lived
Assets and Long-Lived Assets to Be Disposed
Of." The effect of adoption of this standard on our results of operations and financial positions is being evaluated.

 2.	ACCOUNTS RECEIVABLE
The activity for the allowance for doubtful accounts is as follows for the year ended
March 31, 2003 and for the three months ended
March 31, 2002:

		2003    		    2002
	($ in 000's)		($ in 000's)
Beginning balance  		 	 		     $   32			    $  32
Provision       9	 	   	        2

Write-offs, net of recoveries				        (27 )		        -
Ending balance
            $  16			    $  32
The Company carries accounts receivable at the
amounts it deems to be collectible.
Accordingly, the Company provides allowances
for accounts receivable it deems to be
uncollectible based on management's best
estimates. Recoveries are recognized in the
period they are received. The ultimate amount
of accounts receivable that become
uncollectible could differ from those
estimated.

3.	PROPERTY AND EQUIPMENT
Property and equipment consisted of the
following as of March 31 2003 and March 31, 2002:

			2003 			2002
 		($ in 000's)	($ in 000'
Cost	   Accum Amort	   Cost	Accum Amort

Furniture and fixtures
33   		30  		   29        26

Office equipment
23          21	         20        19

Computer equipment
24	      14    	   16 	  9

Leasehold improvements
12	      10	         10 	  9
Total
92          75 		   75	        63
____	    _____		______	_____

Net carrying amount
		$17	   		     $  12




4.	RELATED PARTY TRANSACTIONS

Apart from those as disclosed in note 5, the Company's transactions with related party which in the opinion of the directors, were carried out on normal commercial terms and in the ordinary course of the Company's business.

As of March 31, 2003, the Company owed
approximately $4,670,000 ($2,667,000 in March
31, 2002) to Starlight group of companies, principal shareholder of the Company. As of March 31, 2003, $1,314,000 ($1,242,000 in
December 31, 2001) was owed in the form of trade payable.

The balance was in the form of a loan (see note
4).  During the three months ended March 31,
2003, the Company purchased $ 1,676,000 of goods from Starlight and received $ 11,000 in commissions.


6.	COMMON STOCK AND TREASURY STOCK
(a)	Authorized
30,000 Preferred stock, cumulative, convertible
at $0.01 par value
9,970,000 Preferred stock, at $0.01 par value
50,000,000 common stock at $0.05 par value
On June 19, 2001, shareholders of the Company
at a Special Meeting, approved the amendment of
the Company's Articles of Incorporation to
increase the number of authorized shares from 4
million to 50 million shares.
(b)	Issued		2003	         2001			      $		    $
			   ('000)		 ('000)
29,104,000 common stock
			   1,571		  1,571

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


7.	STOCK OPTION PLAN
Stock Option Plan - The Board of Directors of
the Company (the "Board") adopted the 1990
Stock Option Plan (the "Plan) effective
December 15, 1990.  Effective December 23,
1994, the 1990 Stock Option Plan was amended
and restated.  The Plan reserved 270,000 shares
of common stock for issuance thereunder.  Under
the Plan, the Company may grant incentive stock
options, nonqualified stock options, and stock
appreciation rights.  The purpose of the Plan
is to further the best interests of the Company
and its subsidiaries by encouraging employees
and consultants of the Company and its
subsidiaries to continue association with the
Company.  The employees eligible to participate
in the Plan as recipients of stock options or
stock appreciation rights are such officers and
employees of the Company and such other key
employees of the Company and its subsidiaries,
as the Board shall from time to time determine,
subject to the limitations of the Plan.
The Plan is administered by the Board or by a
committee of the Board designated by the Board.
The Board, or such committee, determines, among
other things, which officers, employees and
directors of the Company receive options or
stock appreciation rights under the Plan, the
number of shares to be covered by the options,
and the date of grant of such options.  The
options granted under the Plan terminate at the
earlier of (i) a date set by the Board at the
time of grant, or (ii) ten years from their
respective dates of grant, except in the case
of incentive stock options granted to a
shareholder owning ten percent (10%) or more of
the Company's common stock, with respect to
whom options granted are exercisable over a
period no longer than five years.  The exercise
price for stock options granted under the Plan
is determined by the Board and is required to
be at least the par value per share of the
common stock, except in the case of incentive
stock options (which must have a price which is
not less than market price of the shares on the
date of the options granted) to a shareholder
owning ten percent (10%) or more of the
Company's common stock, with respect to whom
the exercise price is required to be at least
one hundred ten percent (110%) of such market
price.  The exercise price must be paid in full
by an employee in cash, common stock of the
Company or any other form of payment permitted
by the Board.
As of March 31, 2003 and December 31, 2001,
252,000 stock options were outstanding of which
230,000 were exercisable.  No stock options
were granted, exercised, forfeited or expired
for the last three years.  The exercise price
of the stock options range from $.45 - $1.55
per option.
8.	COMPREHENSIVE LOSS
			For the	For the
			3 months 	year
			ended		ended
			March 31,	December 31,
			2003		2001
		 ($ in 000's)	$ in 000's)

Net income (loss)	   32		(292)
Foreign currency translation adjustment				(112)		(41)
		____________	________

			(80)		(333)



9.	INCOME TAXES
The Company has unused tax loss carryforwards, the measurement of which has not been reliably estimated but may be approximately $20 million, which would be available to offset future taxable income. Such carryforwards relate in part to domestic and in part to foreign jurisdictions and expire from the year 2003 through the year 2018.
The Company has reduced the deferred tax assets resulting from its domestic and foreign tax loss carryforwards by a 100% valuation allowance as it has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the deferred tax asset net of the valuation allowance is not affected by the measurement uncertainty and is zero at March, 31 2003 and December 31, 2001.

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
11.	OPERATING SEGMENT INFORMATION- ( IN THOUSANDS)
The Company operated in one business segment and all of its sales are consumer electronic products. The Company's customers are principally in Canada. Borrowings are principally in the United States.
 Wal-Mart Canada Inc. is the Company largest customer, which accounted for 90% of sales in 2003 (88% in 2001). Economic dependence exists with this identified customer. Loss of the customer may imply a significant adverse to the financial position of the Company.
As of March 31, 2003, the accounts receivable from this customer is $154,000 ($637,000 in December 31, 2001)


2003
                           			 Domestic	Foreign	Other   Total

Assets    $34    $ 3,127       -       $3,161
Sales, net -       2,750	 -        2,750
Gross Margin-	   363	 -          363
Net income (loss)
            7	    25	 -           32


2001

Assets$    0    $  3,117   $   -      $ 3,117
Sales, net 0      10,425	 -       10,425
Gross Margin 0 	 1,138	 -        1,138
Net loss (141)	 (151)       -         (292)

12. COMMITMENT
The Company leases premises under an operating lease with a four year term in Canada and shares the facilities for its Hong Kong operation. Rent expense during the 12 months ended March 31, 2003 was approximately
$107,000. Minimum lease commitments under the leases at March 31, 2003 were:

2004					$107,000

2005					$122,000

2006					$ 41,000

13.	COMPARATIVE FIGURES
Certain figures in the 2001 financial
statements have been reclassified to conform with the basis of presentation used in 2003.




		* * * * * *




		1

- 1 -