Form 10-Q
period 2003-06-30
COSMO COMMUNICATIONS CORP
filed 2003-10-07
CIK 718096

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

	For the quarterly period ended June 30, 2003

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

29,104,000 shares of the issuer's Common Stock were outstanding as of the latest practicable date June 30,2003







INDEX


Registrant's Representations..................................................3
Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets
June 30,2003 and March 31,2003...............4-5

Condensed Consolidated Statements of  Operations
for the three months ended June 30,2003 and 2002..............................6

Condensed Consolidated Statements of Cash Flows for
the three months ended June 30, 2003 and 2002.................................7

Notes to Condensed Consolidated
Financial Statements..........................................................8


Management's Discussion and Analysis of
Financial Condition and Results of Operations..............................9-11

Signature....................................................................12






PART I - FINANCIAL INFORMATION

Item I.  Financial Statements

The registrant represents that the Condensed Consolidated Financial Statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America, applied on a basis consistent with prior years and that such Condensed Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Cosmo Communications Corporation and its subsidiaries (the "Company"), as of June 30, 2003 and the results of its operations and its cash flows for the three months then ended.
























COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS


   					 June 30	 March 31
         				2003		   2003
				     ($ in 000's)	($ in 000's)

CURRENT ASSETS
  Cash and cash equivalents            $  841          $     815
Receivables-
  Trade, less allowance for doubtful
     accounts of $ 18,000 at June 30,
     2003 and $16,000 at March 31, 2003
					 4,397             2,381
Inventories    		           	 2,046             2,017
Other                                        3                39


Total current assets    	        7,287              5,252


PROPERTY AND EQUIPMENT, net              18                   17


DEFERRED CHARGES, NET OF
   AMORTIZATION			         25	              27




TOTAL          		          $  7,330             $  5,296

See notes to condensed consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
(Unaudited)
			       		 June 30,          March 31,
					   2003 	    2003
     			 		($ in 000's)	($ in 000's)

CURRENT LIABILITIES
Accounts payable and accrued expenses   $    1,368          $   441
Due to related party                         4,479            3,232
Loan from related party                      1,459            1,438
  Total current liabilities                  7,306            5,111


Common stock		                     1,571            1,571
Treasury stock		                     (116)             (116)
Additional paid-in capital                   26,273          26,273
Accumulated deficit                         (26,203)        (26,225)
Accumulative Other Comprehensive Loss       ( 1,501)           (1,318)
TOTAL STOCKHOLDERS' EQUITY                       24              185
  					 $    7,330       $  5,296

See notes to condensed consolidated financial statements.











COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE  30, 2003 AND 2002

                 			 June 30,          June 30,
         			          2003               2002
					($ in 000's)      ($ in 000's)
				          (except per share data)

SALES                                $   10,156          $   2,458
COST OF SALES                             9,850              2,005
Gross Profit                                306                  453

COMMISSION INCOME                           264                135

EXCHANGE GAIN	   			     24	                10

EXPENSES:
  Selling expenses                          250                116
  General and administrative    	    282                261
  Interest expense                           38                 27

  Amortization	           		      2                  2
   			                    572                406


    Net Earnings                   $         22          $     192


Earnings per weighted average numbers of
shares  outstanding - basic and diluted  $  -            $   0.01

Weighted average number of shares
Outstanding - basic and diluted		29,104,000        29,104,000


See notes to condensed consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

                                      		 2003           2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income				       $     22       $   192

Adjustments to reconcile net income to net
cash used by operating activities:
  Depreciation & Amortization      		      2             2
  (Increase) Decrease in accounts receivable,net (2,016 )         216
  (Increase) Decrease in inventories, prepaid
expenses and other assets     			 (  29  )      (  139)

  (Increase) Decrease in Other			    36	       (  1  )

  (Decrease) Increase in accounts payable,
accrued expenses and other current liabilities     927	         174

  Translation adjustment		        ( 183  )	 204

Net cash provided by (used in) operating
activities                                     ( 1,241 )       _ 648_
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property & equipment	       (    1  )           -

Net cash used in investing activities          (   1   )          -___
CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in credit facilities	   -       (   133  )

Net increase (decrease) in due to related
party 						1,247       (   707 )

Net increase (decrease) in loan from related
party 						   21	     _____-___


Net cash provided by (used in) financing
activities                                       1,268      (   840  )
(Decrease) Increase in cash and cash
equivalents	                                  26        (    192 )
Cash and cash equivalents at the beginning
of the period                                     815             295

Cash and cash equivalents at the end of the
period    	                             $    841      $     103

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest     $      1      $      9


See notes to condensed consolidated financial statements.



COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 and March 31, 2003




1.  SIGNIFICANT ACCOUNTING POLICIES:

The accounting policies followed by quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's report on Form 10K for the fiscal period ended March 31, 2003.
2.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory at June 30, 2003 and March 31, 2003 consisted primarily of finished goods.
3.  INCOME /(LOSS)PER SHARE:

Income (loss) per common share is computed based upon the weighted average number of common shares outstanding for each period.
















ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operation during the period included in the accompanying condensed consolidated financial statements. . FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK
This quarterly report may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of such risks and uncertainties, including, among others, general economic conditions, governmental regulation and competitive factors, and, more specifically, interest rate levels availability of financing, consumer confidence and preferences, the effectiveness of the Company's competitors, and costs of materials and labor. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this quarterly report will in fact transpire.
LIQUIDITY AND CAPITAL RESOURCES
Working capital had a deficit of approximately $19,000 at June 30, 2003. This was slightly worse from its position of a positive working capital of $141,000 at March 31, 2003. The ratio of current assets to current liabilities at June 30, 2003 was .97 to 1, as compared to 1.02 to 1 at March 31, 20032. In this quarter, accounts receivable grew 85% to finance the expanded sales activities. The Company met its working capital needs through trade support from its parent company.
The Company's working capital is provided by its parent company, which has no intention to recall any loans, or trade balance due from the Company. Management believes that through the continued commitment by the Company's parent company to provide additional financing at its discretion, the Company will be able to meet its working capital requirements during 2003.
FINANCIAL AND MANAGEMENT PLANS

The Company's stockholders' equity at June 30, 2003 and March 31,
2003 was $24,000 and $185,000, respectively. In a slow recovering economic environment, management has not planned any major change in product lines or mixes.  The June 2003 quarter result reflected the Company's marketing strategy to offer private labels to its major customers with much reduced profit margin.  During this quarter,
the Company replaced its "Memorex" distribution agreement   with a
new distribution agreement with "Audiovox". Sales of Audiovox brands are expected as strong as the Memorex brand. Due to expansion in sales, the Company has also planned to relocate to a larger facility for its warehousing and administrative use.

RESULTS OF OPERATIONS
SALES
Sales for the June quarter of 2003 increased by approximately
$7,698,000 or 313% compared to the corresponding period in 2002.
This was attributable to the introduction of private label sales.

COST OF SALES AND GROSS MARGIN
Cost of sales in the June quarter was 3% of sales as compared with 18% in the corresponding period in 2002. This was due to the low profit margin in the private label business. Gross margin may improved in the future depending on competition and supply in this line of business. The drop in gross margin was compensated by higher commission income related to the private label sales. The combined gross profit in the June quarter after inclusion of commission income was 5.6%.

SELLING,  GENERAL AND ADMINISTRATIVE  EXPENSES
Selling expenses for this quarter increased by $134,000 over the corresponding quarter in 2002. Higher selling expenses were necessary to provide sales and advertising allowances to retail customers. General and administrative expenses for the this quarter increased by $19,000 as compared to the corresponding period in 2002 and was considered as stable and consistent.

INTEREST EXPENSE  AND OTHER COSTS
Interest expense and other costs increased by approximately $11,000 during this quarter compared to the corresponding period in 2002. This increase was primarily attributed to a loan provided by the parent company which was not available in 2002 before the change of ownership.

NET LOSS AND INCOME
The Company had a net earnings of $22,000 in this quarter compared to a net earnings of $ 192,000 for the same period in 2002, which was considered as unusually high.
  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned - thereunto duly authorized.

COSMO COMMUNICATIONS CORPORATION


Date:	SEPTEMBER 30, 2003



           /s/ PHILIP S. H LAU
	PHILIP S.H. LAU
	Chairman of the Board




	/s/ PETER HORAK

	PETER HORAK
	PRESIDENT, COSMO COMMUNICATIONS CORP.(CANADA)












??







1