Form 10-Q
period 2003-09-30
COSMO COMMUNICATIONS CORP
filed 2003-12-16
CIK 718096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
			 EXCHANGE ACT OF 1934

	For the quarterly period ended September 30, 2001

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		SECURITIES EXCHANGE ACT OF 1934

Commission File Number         0-11968
COSMO COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

FLORIDA                              59-2268005
(State or other jurisdiction of		(I.R.S. Employer
     incorporation or organization)	   Identification No.)

Unit 2 - 55 Travail Road, Markham Ontario,Canada
(Address of principal executive offices)

Registrant's telephone number including area code:    (905) 209-0488
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
Yes           	No ___X____

29,104,066 shares of the issuer's Common Stock were outstanding as of the latest practicable date September 30,2003







INDEX





Registrant's representations..................................	3

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets
September 30, 2003 and March 31, 2003..........................	4-5

Condensed Consolidated Statements of Operations
For the three months ended September 30, 2003, and 2002.......	 6

Condensed Consolidated Statements of Operations
For the six months ended September 30, 2003 and 2002...........	.8

Notes to Condensed Consolidated Financial
Statements.......................................................9

Management's Discussion and Analysis of Financial
Condition and Results of Operations.............................10-12

Signature........................................................13

..









PART 1 - FINANCIAL INFORMATION



Item I.  Financial Statements

The registrant represents that the Condensed Consolidated
Financial Statements furnished herein have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years and that such Condensed Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Cosmo Communications Corporation and its subsidiaries (the "Company"), as of September 30, 2003 and the results of its operation and its cash flows for the six months then ended.








COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS



						September	 March
	 					 30, 2003	31, 2003
	   					     $	       $
	 					(in '000s)	(in '000s)
CURRENT ASSETS

Cash and cash equivalents		          770		  815

Accounts receivable, net of allowance for
doubtful accounts of $18,000 and $16,000 in
September and March respectively		7,698	   	2,381

Inventories	     				 2,602	   	2,017

Prepaid and sundry receivable	 		    36             39

	                                      _________      ________

        Total current assets	  		 11,106	   	5,252
			  			_________      ________


PROPERTY AND EQUIPMENT, net  			     46		   17

DEFERRED CHARGES				      23	   27
						___________	__________
TOTAL	   					   11,175	5,296
						_________  	_________


See notes to condensed consolidated financial statements



COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

						September	 March
	 					 30, 2003_	31, 2002
						     $		   $
	 					(in 000's)	(in 000's)

CURRENT LIABILITIES

Accounts payable and accrued expenses		    2,326	    441

Accounts payable to related party(note 5)	    6,692	  3,232

Loan from related party(note 5)		  	    1,481	  1,438
           					________	________
   Total current liabilities			  10,499	  5,111



STOCKHOLDERS' EQUITY

Common Stock (note 6)		   		   1,571	  1,571

Treasury stock (note 6)	    			    (116)	   (116)

Additional paid-in capital	  		   26,273	  26,273

Accumulated deficit				(25,806)	(26,225)

Accumulated other comprehensive loss	  	(1,246)	  	(1,318)
						_________	________
   Total stockholders' deficiency		   676	      	    185

TOTAL	 					   11,175	  5,296
						_________	________


See notes to condensed consolidated financial statements


COSMO COMMUNCIATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002




					September 30	September 30
					    2003	    2002
					(In 000's)	(In 000's)

Sales					$    8,402	$    2,945

Cost of Sales				     7,852           2,574
					____________	____________
Gross Margin				       550	       371

Commission income			       585	       206

Exchange gain				         6 		 6

Total operating income			     1,141	       583

Operating expenses:
Selling Expenses			       301	         126
General and Administrative		       326 		 314
Amortization					 6                 2

Total operating expenses		       633	          442

Income from operation			       508		  141

Interest expenses			      ( 38)		 (21)

Taxation				       (74)	           -

NET INCOME (LOSS)			        396		  120

INCOME PER SHARE			  	0.02	         0.00

OUTSTANDING (AVERAGE)			   29,104,000	    29,104,000

See notes to condensed consolidated financial statements

COSMO COMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002



					September 30	September 30
					    2003	   2002
					  In 000's	In 000's
Sales					   18,559	5,403

Cost of sales				   17,703	4,580

Gross margin				      856	  823

Commission income			      849	  332

Exchange gain			               31	   15

Total operating income			    1,736	1,170

Operating expenses:

Selling expenses			      551         242

General and administrative		      608	  574

Amortization				        8 	    3

Total operating expenses  		    1,167         819

Income (loss) from operations                 569         336

OTHER INCOME/(EXPENSE)

Other income				        -	    9

Interest expenses			      (76)        (48)

Taxation				      (74)	    -

Net income/(loss)			      $419	  $312

INCOME PER SHARE			     0.0155     0.0107

OUTSTANDING (AVERAGE)			  29,104,000  29,104,000

See notes to condensed consolidated financial statements

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003


						2003	  2002
CASH FLOWS FROM OPERATING ACTIVITIES: 	    (in 000's)  (in 000's)
Net income				    $    419   $    312
Adjustments to reconcile net income to net cash used by operating activities:

 Depreciation & amortization		           8          4


(Increase) Decrease in accounts receivable,
  net						(5,317)	  (2,633)
(Increase) Decrease in inventories 		  (585)	    (289)
(Increase) Decrease in others			     3       (64)
Increase (Decrease) in accounts payable, trade    1,885       942
and services

Increase (Decrease) in accounts payable due to
parent company, trading account			   3,460      -

Increase (Decrease) in bank overdraft	  	       -    (164)
Translation Adjustments				      72     155

Net cash used in operating activities		    (55)  (1,737)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment		    (33)      -

Net cash used in investing activities 		    (33)      -

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in due to parent company     43       -

Net increase (decrease) in loan due relatedy party    -       (5)

Net increase (decrease) in due to
  related party					      -      1,932

Net cash provided  by financing activities	      43     1,927

Increase (Decrease) in cash and cash equivalents     (45)      190

Cash and cash equivalents at the beginning of the     815      295
period

Cash and cash equivalents at the end of the period $  770   $  485


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

Cash paid during the period for interest	   $    28  $   24

See notes to condensed consolidated financial statements

	COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		SEPTEMBER 30, 2003 AND 2002

1. SIGNIFICANT ACCOUNTING POLICIES:


The accounting policies followed by quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's report on Form 10K for the fiscal period ended March 31, 2003.

2. INVENTORIES:
Inventories are stated at the lower of cost (first in, first-out) or market. Inventory at September 30, 2003 and March 31, 2003 consisted primarily of finished goods.

3. INCOME /(LOSS) PER SHARE:
Income (loss) per common share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding for each period.

4. OTHER ASSETS
Other assets consist of deposits paid on leases.

5. RELATED PARTY TRANSACTIONS
The Company, through its subsidiaries purchased goods from affiliates of the parent company for resale. Transactions are stated in US currency and are priced at cost. Balance due is payable based on a trade term of 90 days. There had been no interest accrued on the balance as of September 30, 2003.
An affiliate of the parent company also provides a loan to the
Company at an interest rate of prime plus 1%.  The loan is payable on
demand.   Interest rate accrued on the loan was $270,451 as of
September 30, 2003
In addition, the Company received through its subsidiaries commissions from affiliates of the parent company in the amount of $194,991based on an agreement to broker sales for the parent company.


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

LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital is $571,000 at September 30, 2003, an improvement of approximately $469,000 from March 31, 2003. The ratio of current assets to current liabilities at September 30, 2003 was
1.06 to 1, as compared to 1.03 to 1 March 31, 2003. The Company has sufficient working capital for the six months ended September 30, 2003 primarily from funds provided from parent company.
As of September 30, 2003, the parent company has provided loans and working capital credits to a total of $8,173,000. Management believes that the continued commitment by the parent company to provide additional financing at its discretion, the Company expects to meet its working capital requirements throughout 2003.

FINANCIAL AND MANAGEMENT PLANS
The company's stockholders' equity at September 30, 2003 and March 31, 2003 was $ 676,000 and $185,000 respectively. Management has not planned any significant changes in the operation of the Company, but has strategically expand its product lines, particularly in video products such as TV with built in DVD units. This introduction has significantly increased the sales of the Company.

RESULTS OF OPERATIONS
SALES
Sales in this quarter of 2003 increased by $5,457,000 or 185% compared to the corresponding period in 2002. Sales for the six months ended September 30, 2002 increased by approximately $13,156,000 or 243% as compared to the corresponding period in 2002. The increase was primarily due to new product lines such as DVD players, TV and DVD combination units, home based security camera system, and MP3 players. COST OF SALES AND GROSS MARGIN
Gross margin as a percentage of sales was approximately 7% in this quarter as compared to 12.5% for the same period in 2002. The change in cost of sales and gross margin in the two periods in comparison reflects the Company's sales strategy to expand sales and the sacrifice of lower profit margins. In the longer term, the Company expects that average gross profit margin across the product lines will be gradually improved.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses during the six months ended September 30, 2003 increased by $343,000 as compared to the corresponding period in 2002 due to higher level of sales activities. Commission income increased by $517,000 as compared to the corresponding period.

INTEREST EXPENSE AND OTHER COSTS
Interest expense increased by $28,000 as compared to the corresponding six months in 2002, as a result of lower interest rates and the Company does not pay interest on balances due to parent company on trading activities.
NET INCOME
The Company had an income of $419,000 for the six months ended September 30, 2003 compared to an income of $312,000 for the same quarter in 2002. During the three months ended September 30, 2003, the Company had an income of $396,000 as a compared to an income of $120,000 in 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned - thereunto duly authorized.

COSMO COMMUNICATIONS CORPORATION

Date:  November 30, 2003

/s/Philip Lau
 Chairman of the Board
/s/Peter Horak
President, Cosmo Communications Corporation