Form 10-Q
period 2003-12-31
COSMO COMMUNICATIONS CORP
filed 2004-04-01
CIK 718096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
			 EXCHANGE ACT OF 1934

	For the quarterly period ended December 31, 2003

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
Yes           	No ___X____

29,104,066 shares of the issuer's Common Stock were outstanding as of the latest practicable date December 31,2003







INDEX





Registrant's representations..................................	3

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets
December 31, 2003 and March 31, 2003..........................	4-5

Condensed Consolidated Statements of Operations
For the three months ended December 31, 2003, and 2002.......	 6

Condensed Consolidated Statements of Operations
For the nine months ended December 31, 2003 and 2002...........	.8

Consolidated Statements of Cash Flows for the nine months
Ended December 31, 2003 and 2002 . . . . . . . . . . . . . . . .   9

Notes to Condensed Consolidated Financial
Statements.......................................................10

Management's Discussion and Analysis of Financial
Condition and Results of Operations.............................11-13

Signature........................................................14

..









PART 1 - FINANCIAL INFORMATION



Item I.  Financial Statements

The registrant represents that the Condensed Consolidated
Financial Statements furnished herein have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years and that such Condensed Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Cosmo Communications Corporation and its subsidiaries (the "Company"), as of December 31, 2003 and the results of its operation and its cash flows for the nine months then ended.
















COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS



						 December 	 March
	 					 31, 2003	31, 2003
	   					     $	       $
	 					(in '000s)	(in '000s)
CURRENT ASSETS

Cash and cash equivalents		    747	   815

Accounts receivable, net of allowance for
doubtful accounts of $18,000 and $16,000 in
September and March respectively	  4,042	 2,381

Inventories	     				  2,802    	 2,017

Prepaid and sundry receivable	 	     35         39

	                            _________      ________

        Total current assets	  	  7,632       5,252
			  			_________    ________


PROPERTY AND EQUIPMENT, net  		     89	     17

DEFERRED CHARGES				     22	     27
						___________	__________
TOTAL	   					  7,743	  5,296
						_________  	_________


See notes to condensed consolidated financial statements



COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

						December	 March
	 					 31, 2003_	31, 2002
						     $	   $
	 					(in 000's)	(in 000's)

CURRENT LIABILITIES

Accounts payable and accrued expenses  1,144	    441

Accounts payable to related party      3,802	  3,232

Loan from related party(note 5)	   1,502	  1,438

Provision for taxation			      37	     -
           					________	________
   Total current liabilities		   6,491  	  5,111



STOCKHOLDERS' EQUITY

Common Stock (note 6)		   	   1,571	  1,571

Treasury stock (note 6)	    		    (116)	   (116)

Additional paid-in capital	  	  26,273	  26,273

Accumulated deficit			 (25,320)	 (26,225)

Accumulated other comprehensive loss  (1,156)	  (1,318)
						_________	________
   Total stockholders' deficiency	   1,252  	    185

TOTAL	 					   7,743	  5,296
						_________	________


See notes to condensed consolidated financial statements


COSMO COMMUNCIATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003




					December 31	December 31
					    2003	    2002
					(In 000's)	(In 000's)

Sales					$    8,143	$    4,782

Cost of Sales			     6,946       4,135
					____________	____________
Gross Margin			     1,197	       647

Commission income			       410	       567

Exchange gain				   - 	        31

Total operating income		     1,607	     1,245

Operating expenses:
Selling Expenses			       558	        653
General and Administrative		 501 		  298
Amortization				   6            1

Total operating expenses		1,065	         952

Income from operation			  542		   293

Interest expenses			      ( 56)		   (34)


NET INCOME (LOSS)			        486		   259

INCOME PER SHARE			  	 0.02	         0.01

OUTSTANDING (AVERAGE)		 29,104,000	    29,104,000

See notes to condensed consolidated financial statements

COSMO COMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2003



					December 31	December 31
					    2003	   2002
					  In 000's	In 000's

Sales					   26,702	 10,185

Cost of sales			   24,649	  8,715

Gross margin			    2,053	  1,470

Commission income			    1,259	    881

Exchange gain			       31	     46

Total operating income		    3,343	  2,397

Operating expenses:

Selling expenses			    1,109       895

General and administrative	    1,110	    873

Amortization				 13 	      5

Total operating expenses  	    2,232      1,773

Income (loss) from operations     1,111        624

OTHER INCOME/(EXPENSE)

Other income				  -	      27

Interest expenses			     (132)       (82)

Taxation				      (74)	      -

Net income/(loss)			      $905	    $569

INCOME PER SHARE			      0.03      0.02

OUTSTANDING (AVERAGE)		 29,104,000  29,104,000

See notes to condensed consolidated financial statements

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2003


						            2003	      2002

CASH FLOWS FROM OPERATING ACTIVITIES: 	    (in 000's)  (in 000's)
Net income				              $    905    $    569
Adjustments to reconcile net income to net cash used by operating activities:

 Depreciation & amortization		               6           5


(Increase) Decrease in accounts receivable,
  net						          (1,661)	      (549)
(Increase) Decrease in inventories 		      (791)	      (327)
(Increase) Decrease in others			         4          -
Increase (Decrease) in accounts payable, trade   703         539
and services

Increase (Decrease) in accounts payable due to
parent company, trading account			 576          -

Increase (Decrease) in bank overdraft        	   -        (164)

Increase (Decrease) in TAXATION PROVISION	        37          -
Translation Adjustments				       162         120
Net cash provided by (used in)
operating activities				       (59)        193

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment		       (72)        (1)

Net cash used in investing activities 		 (33)        (1)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in due to parent company

Net increase (decrease) in loan due related party  64        63

Net increase (decrease) in due to
  related party					         -        (411)

Net cash provided by(used in)financing activities  64       (348)

Increase (Decrease) in cash and cash equivalents   (67)     (156)

Cash and cash equivalents at the beginning of the   815      295
period

Cash and cash equivalents at the end of the period  748      139


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

Cash paid during the period for interest	       $   62    $   0

See notes to condensed consolidated financial statements

	COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		DECEMBER 31, 2003 AND 2002

1. SIGNIFICANT ACCOUNTING POLICIES:


The accounting policies followed by quarterly financial reporting are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's report on Form 10K for the fiscal period ended March 31, 2003.

2. INVENTORIES:
Inventories are stated at the lower of cost (first in, first-out) or market. Inventory at December 31, 2003 and March 31, 2003 consisted primarily of finished goods.

3. INCOME /(LOSS) PER SHARE:
Income (loss) per common share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding for each period.

4. OTHER ASSETS
Other assets consist of deposits paid on leases.

5. RELATED PARTY TRANSACTIONS
The Company, through its subsidiaries purchased goods from affiliates of the parent company for resale. Transactions are stated in US currency and are priced at cost. Balance due is payable based on a trade term of 90 days. There had been no interest accrued on the balance as of December 31, 2003.
An affiliate of the parent company also provides a loan to the
Company at an interest rate of prime plus 1%.  The loan is payable on
demand.   Interest rate accrued on the loan was $292,379 as of
December 31, 2003
In addition, the Company received through its subsidiaries commissions from affiliates of the parent company in the amount of $338,763 based on an agreement to broker sales for the parent company.


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

LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital is $1,141,000 at December 31, 2003, an improvement of approximately $1,000,000 from March 31, 2003. The ratio of current assets to current liabilities at December 31, 2003 was
1.19 to 1, as compared to 1.03 to 1 March 31, 2003. The Company has sufficient working capital for the nine months ended December 31, 2003 primarily from funds and trade credits provided from parent company.
As of December 31, 2003, the parent company has provided loans and working capital credits to a total of $5,310,000. Management believes that the continued commitment by the parent company to provide additional financing at its discretion, the Company expects to meet its working capital requirements throughout 2003 and the first quarter in 2004.

FINANCIAL AND MANAGEMENT PLANS
The company's stockholders' equity at December 31, 2003 and March 31, 2003 was $ 1,252,000 and $185,000 respectively. Management has not planned any significant changes in the operation of the Company, but has strategically expand its product lines, particularly in video products such as TV with built in DVD units. This introduction has significantly increased the sales of the Company.

The Company, through its Canadian subsidiary, expanded its return handling operation during the quarter ended December 31, 2003. The Company has agreement with several makers of color television to provide storage space for their defective goods. The Company earned fees on a per piece basis from these manufacturers.

RESULTS OF OPERATIONS
SALES
Sales in this quarter of 2003 increased by $3,361,000 or 70% compared to the corresponding period in 2002. Sales for the nine months ended December 31, 2002 increased by approximately $16,517,00 or 162% as compared to the corresponding period in 2002. The increases were primarily due to new product lines such as DVD players, TV and DVD combination units, home based security camera system, and MP3 players.

COST OF SALES AND GROSS MARGIN
Gross margin as a percentage of sales was approximately 15% in this quarter as compared to 13.5% for the same period in 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses during the nine months ended December 31, 2003 increased by $451,000 as compared to the corresponding period in 2002 due to higher level of sales activities. Commission income increased by $378,000 as compared to the corresponding period.

INTEREST EXPENSE AND OTHER COSTS
Interest expense increased by $50,000 as compared to the corresponding nine months in 2002, due mainly because of the compound effect on the loan advanced by the parent company. Interest and principal has not been paid since the inception of the loan in 2000.
The Company does not pay interest on balances due to parent company on trading activities.

NET INCOME
The Company had an income of $905,000 for the nine months ended December 31, 2003 compared to an income of $569,000 for the same period in 2002. During the three months ended December 31, 2003, the Company had an income of $486,000 as a compared to an income of $259,000 in 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned - thereunto duly authorized.

COSMO COMMUNICATIONS CORPORATION

Date:  March, 2004

/s/Philip Lau
 Chairman of the Board
/s/Peter Horak
President, Cosmo Communications Corporation