Form 10KSB
period 2004-03-31
COSMO COMMUNICATIONS CORP
filed 2004-08-09
CIK 718096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
			 EXCHANGE ACT OF 1934

For the fiscal year ended March 31,2004
OR
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		SECURITIES EXCHANGE ACT OF 1934

Commission File Number         0-119698
COSMO COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)
FLORIDA                              59-2268005
(State or other jurisdiction of		(I.R.S. Employer
 	incorporation or organization)	   		Identification No.)

Unit 2 - 55 Travail Road, Markham Ontario, Canada
(Address of principal executive offices)

Registrant's telephone number including area code:    (905) 209-0488

Securities registered pursuant to Section 12 (b) of the Exchange Act:
	Common Stock,  $0.05 par value

Check whether the registrant (1) filed all reports required to be filed by
Section 13
 or 15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) and has been subject to such filing requirements for the past 90 days.
Yes X        	No 	.

Check if there is no disclosure of delinquent filers pursuant to Item 405 Of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive
Proxy or information statements incorporated by reference in Part III
Of this Form 10-K or any amendment to this form 10-K. ____

The registrant's revenues for the fiscal period ended March 31, 2004 were $32,159,000.

As of March 31, 2004, the market value of the registrant's Common Stock held by non-affiliates of the registrant was not able to be determined as there were no quotes on the bid and ask price of the Company's common stock.

The number of shares outstanding of the registrant's common stock is 29,104,066 as of March 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE		None






PART 1
Forward-Looking Statements and Associated Risk

This annual report of Cosmo Communications Corporation (the "Company") Contains forward-looking statements within the meaning of Section 21E of The Securities Exchange Act of 1934, including statements regarding, among other items, (i) the Company's growth strategies, (ii) anticipated trends in the consumer electronics industry, and (iii) the Company's ability to obtain and maintain adequate financing for its operations. These forward -looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of such uncontrollable factors, and, more specifically, interest rate levels, availability of financing, consumer confidence and preferences, the effectiveness of the Company's competitors, and costs of materials and labor. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this annual report will not materially differ from actual results.

Item I.  Description of Business

Since its inception in March 1983, the Company, through its subsidiaries, has imported, marketed and distributed in the United States and Canada consumer electronic products, including televisions, DVD players, video cassette recorders, audio equipment, digital alarm clocks, quartz alarm clocks, quartz wall clocks, clock radios and combination products such as clock radio telephones.
The audio equipment includes a full line of audio products, including personal cassette players, portable stereos and music centers with and without compact disc players. During the year ended March 31, 2004, substantially all of the Company's sales activity related to customers located in Canada, with new business opened up in United Kingdom with some successes.
The Company's products are marketed under various labels to mass merchandisers, drug store chains, specialty chain stores and other high-volume retailers.
The Company's
products are generally manufactured by its parent company and subcontractors in China.
The Company's principal executive offices are located at 55 Travail Road, Markham, Ontario, Canada and its telephone number at such location is
(905) 940-0560.

Transaction History
During 2001, a change in control of the Company occurred. In April 2000, the Company and certain controlling shareholders of the Company at that time entered into a Stock Purchase Agreement pursuant to which the Company agreed to sell shares of common stock representing 84.89% of the outstanding common stock to Master Light Enterprises Ltd. ("Master Light"), a subsidiary of Starlight International Limited ("Starlight"), a publicly held company traded on the Hong Kong Stock Exchange, for $1 million. Pursuant to an amendment to the Stock Purchase Agreement, in January 2001, Master Light acquired 1,347,420 shares of the Company's Common Stock, representing 49.11% of the Company's Common Stock outstanding at that time, and representatives of Starlight were appointed to the Board of Directors of the Company replacing the incumbent directors.
In August 2001, the transactions contemplated by the Stock Purchase
Agreement, as amended, were consummated and, after rescinding the purchase of 1,347,420 shares, Master Light acquired from the Company
26,585,008 shares of the Company's Common Stock, representing 91.3% of the Company's currently issued and outstanding Common Stock.
In September 2001, additional capital contributions from Starlight allowed the Company to discharge all the Company's obligations to its lending institutions and provided further capital to allow the Company to meet its ongoing operational needs.
Starlight owns and operates a number of subsidiaries throughout the world engaged in the manufacture, sale and distribution of consumer electronic products. Management believes Starlight will provide enhanced resources for the Company to operate more competitively.
Management believes that new products and new product designs drive sales growth. With the capital that is now available through Starlight, the Company's products have improved in quality and with more updated designs.
This has allowed the Company to improve sales and continued strong sales growth, barring no significant deterioration in the economic conditions and more particularly, in consumer spending.
Since controlled by Starlight International Limited in August 2001, the
Company has adopted a new fiscal year to coincide with its parent company's fiscal year for ease of consolidating accounts in the parent's annual report.

Products
Clocks - The Company manufactures and markets a wide range of clocks, including electronic digital alarm clocks, quartz alarm clocks and quartz wall clocks.
The Company introduced its first electronic digital clock in 1977 and currently offers approximately 20 models which retail at various prices ranging from approximately $5 to $20. The Company's electronic digital clocks contain microprocessors, printed circuit boards, light emitting diodes and ceramic buzzers. Subcontractors in the People's Republic of China manufacture all the Company's wall clocks and battery operated quartz alarm clocks. Radios - The Company introduced its first electronic digital clock radio in 1982 and currently offers 8 models, with retail prices ranging from approximately $9 to $20.
The Company's electronic digital clock radios contain audio components as well as components similar to those in its electronic digital clocks. Subcontractors in the People's Republic of China manufacture all of the units.
Compact Disc Players - The Company currently offered approximately 25 models of compact disc player and recorder products with retail prices ranging from $20 to $120. Some of the products are manufactured by our parent company and some are by subcontractors in the People's Republic of China under the Company's specifications. Telephone and wireless phone accessories - With growth in use of wireless phones in North America, the Company began to offer wireless phone accessories that include phone cases and chargers. These products are manufactured by subcontractors.
Television and DVD players - the Company marketed 5 models of television including the popular flat screen models. This product line contributed to the sales growth and accounted for over 30% of the total sales in 2004. Licensed Products - The Company is a party to a sub-distribution agreement to market in Canada audio products utilizing the brand- name "Memorex". During the year, the Company added a new brand name to its products, "Audiovox" is distributed by the Company on some of its audio products in Canada.

Marketing
The Company's marketing strategy is targeted at high volume retailers with broad distribution networks such as mass merchandisers, drug and other specialty chain stores, and other retailers. The Company did not make any sales in the US during 2004 but has made steady progress in establishing a wholesale distribution network in Canada. The Company is now selling its licensed brand-names "Memorex" and "Audiovox" products to Wal-Mart Canada on an exclusive basis. It also offers products made under the private label of its customers.
The Company continues to look for opportunity to add licensed brand names to its products line.
The Company's current strategy for re-entering the US market is to locate niche markets.
So far it has not been able to sell in the US market, which is highly competitive. The following customers illustrate the Company's primary marketing channels and customers in 2004.

Wal-Mart Canada Inc.- Mass Merchandiser
Western Grocers - Supermarket

The Company believes that its sales to high volume retailers depends upon its ability to deliver a large volume of attractive and reliable items at prices generally at or below those of its competitors. Substantially all of the Company's Canadian sales are generated by either the Company's full-time sales staff or sales representatives. All of the Company's sales in 2004 were to customers within Canada. See Note 10 "Notes to Consolidated
Financial Statements" for financial information about foreign and domestic operations. Sales to the Company's largest customer, Wal-Mart Canada Inc., accounted for approximately 80% of sales in 2004 (90% in 2003). The loss of Wal-Mart of Canada Inc. as a customer would have a significantly negative impact on the Company.
The Company's products are generally sold with a one year limited warranty on labor and parts.

Manufacturing and Supply
Since being a member of the Starlight group in Hong Kong, the Company has been able to tap in the manufacturing expertise of the parent company in providing product research and new product design. Substantially all of the CD players are manufactured by Starlight. Subcontractors in the People's Republic of China make other products in accordance with the Company's specifications. The Company performs quality control inspections on the premises of its subcontractors, and also inspects its products upon their arrival in its warehouse in Canada.
All of the components and raw materials used by the Company are available from several sources of supply and the Company does not anticipate that the loss of any single supplier would have a material adverse effect on its business, operations or financial condition.

Product Development
During 2004, the Company introduced a new line of flat screen television. Sales Generated from this category accounted for 21% of total sales. New products were developed in conjunction with the support of the parent company. During the year ended March 31, 2004, the Company did not spend any significant amount in product development.

Competition
The consumer products industry in which the Company operates is characterized by intense price competition, ease of entry and changing patterns of consumer demand. Sales volume and profitability of particular consumer products can change significantly within a relatively short period. Accordingly, the Company is highly dependent on the ability of its management to anticipate and respond quickly to changes in trends for its products.
The Company believes that important factors necessary to compete include name recognition, price, quality reliability, attractive packaging, speed of delivery to customers and new or additional product features.
The Company believes that its future success will depend upon its ability to develop and manufacture reliable products, which incorporate developments in technology and satisfy consumer tastes with respect to style and design. Further, the Company's ability to market such products at competitive prices is necessary in order to compensate for the lack of strong consumer name recognition. In 2004, the Company has been able to compete better in the market place, principally owing to the support of its parent company. The Company believes that, through its parent support, it is a significant manufacturer of compact disc players products and competes with several companies, including Curtis and Venturer.

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

Employees
As of March, 2004, the Company had 24 full-time employees, including 1 in Hong Kong and 23 in Canada. In Hong Kong, one employee is engaged in sales and sourcing support duties. In Canada, 9 employees were engaged in warehouse distribution and service operations and 14 were sales, administrative and executive personnel. The Company believes that its relations with its employees are satisfactory.

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
The Company's executive offices and principal domestic manufacturing warehouse facilities are located in a 26,865 square foot building at 55 Travail Road, Markham, Ontario, Canada.
Both the land and building are leased by the Company under the terms of a lease expiring in October 31, 2008. Monthly rental is $19,700. The Company also made a contribution of $3,000 a month to share facilities for its Hong Kong based operation. The Company believes that its current facilities are satisfactory for its present needs and that insurance coverage is adequate for the premises.
Minimum rental commitment is $206,000 in 2005 under the existing lease.

Item 3.	Legal Proceedings.
The Company is from time to time involved in routine litigation incidental to its business most of which is adequately covered by insurance and none of which, in the opinion of management, is expected to have a material adverse effect on the Company.


Item 4.	Submission of Matters to a Vote of Security Holders.
During fiscal 2004, the Company did not submit any matter to a vote of security holders.






PART II

Item 5.	Market for Common Equity and Related Stockholder Matters
Since March 6, 1996, the Company's Common Stock has been listed for trading on the OTC Bulletin Board under the symbol "CSMO."
There were 166 record holders of the Common Stock on July 30, 2004. However those shares being held at various clearing houses, including Cede & Company have not been broken down. Accordingly, the Company believes there are many more beneficial owners of the Company's Common Stock whose shares are held in "street name", not in the name of the individual shareholder. The following table sets forth the high and low prices for the Common Stock as reported for the periods indicated. During 2001, the Company's Common Stock was removed from the OTC Bulletin Board and there were no quotes of high and low since then and none in fiscal period 2004.

Fiscal Period			High			Low

2004	First Quarter		No quote   		No quote
	Second Quarter		No quote  		No quote
	Third Quarter		No quote 		No quote
	Fourth Quarter		No quote		No quote

2003	First Quarter		No quote 		No quote
	Second Quarter		No quote  		No quote
	Third Quarter		No quote 		No quote
	Fourth Quarter		No quote		No quote

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

Item 6.  Management's Discussion and Analysis
Results of Operations
The following table sets forth, for the periods indicated, the relative percentages that certain items in the Company's Consolidated Statements of Operations bear to sales and the percentage of change in those items from period to period:




As a Percent of Sales
			Quarter Ended	  Year Ended    Year Ended
			March 31,           March 31,	March 31,
			   2002			2003	   2004
			(audited)            (audited)	(audited)
Sales			  100%			100%	 100%

Cost of Sales		  86.8%			90.2%	    91.6%

Gross Margin		  13.2%			9.8%	    8.4%

Commission Income	    5.0%		3.1%	       4.0%

Selling, General and
 Administrative expenses  17.0%			9.3%	       9.4%

Income(loss)from
operations	 	(3.8%)			2.4%	       2.2%

Other expense		  5.0%			1.9%	       0.1%

Net Income		  1.2%			3.0%	       2.1%


Comparison of the year ended March 31, 2004 to the year ended March 31, 2003.

Net income for 2004 was $719,000 compared to net income of $590,000 for the same twelve months period ended March 31. Overall sales were stronger in 2004, due to the introduction of the highly popular flat screen television in the Company's product line.

The Company also earned higher income in commissions in brokering sales and in handling defective returns for certain major television manufacturers.

Improved income from sales and commissions were offset by higher expenditure in general and administrative and selling expenses. The Company reported exchange loss of $80,000 in 2004 due to an improved US dollar against the Canadian dollar.

Sales increased by 64% or $12,406,000 for the year ended March 31, 2004. Approximately half of this increase ($6,746,000) came from new sales from television.
The remaining increase came from new business with our major customers under a new licensed brand name. The Company began marketing its products in UK with some success in 2004.

Cost of sales was comparable to 2003. As discussed earlier, due to the highly competitive nature in the consumer electronic market, the Company sacrificed high gross profit margin in order to gain growth in sales. Sourcing of products continued to rely on the expertise knowledge of our parent company, which is a major manufacturer of consumer electronics products in the People's Republic of China.

Selling, general and administrative expenses were comparable to 2003.

Revenue earned from commission to 4% of sales and was comparable to 2003.

Net result in 2004 was a profit of $719,000 and represents a 13% improvement as compared with a net income of $590,000 in the same period in 2003.

Liquidity and Capital Resources

The Company's working capital continued to improve from $141,000 in 2003 to $950,000 in 2004. The ratio of current assets to current assets to current liabilities at March 31, 2004 was 1.15 to 1, as compared to 1.03 to 1 at March 31, 2003. The improvement in liquidity was attributable to internal funds generated from profits and capital financing provided by the parent company. Financing in the form of a loan was advanced to the Company in 2001 at an interest rate of prime plus 1% (6.125%). So far interest and principal has not been repaid. Currently the parent company has no plan to recall the repayment of this loan in the near future. Interest accrued on the loan was $363,000.
In addition, parent company provided working capital to the Company through trades.
Balance of trade payable to the parent company at March 31, 2004 was $4,228,000.

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
Disagreements With Accountants on Accounting and Financial Disclosure. The Company has reported no disagreements







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

Name			Age		Position
Philip Lau		56		Chairman of the Board of Directors,
					and President
Peter Horak		63		Chief Executive Officer, Canada
Yu Wing Kin		52		Vice President, Administration,
					Hong Kong
Carol Atkinson		55		Director
Jacky Lau		45		Director

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



Section 16(a) Beneficial Ownership and Reporting Compliance
The directors and executive officers of the Company, and the owners of more than ten (10%) percent of the Company's outstanding Common Stock, are required to file reports with the Securities and Exchange Commission, reporting changes in the number of shares of the Company's Common Stock beneficially owned by them and provide the Company with copies of all such reports.
Based solely on its review of the copies of such reports furnished to the Company and written representations from the executive officers and directors, the Company believes that all reports were timely made for the quarter ended March 31, 2004


Item 10.		Executive Compensation Summary Compensation Table.
The following table sets forth, for the 2004 and 2003 fiscal periods, respectively, compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each other executive officer whose total annual salary and bonus for the 2004 fiscal year totaled $100,000 or more (collectively, the
"Named Executive Officers").

Annual Compensation(1)
        		2004	2003	2004	2003	All Other
			(12 months	(12 months
	   		ended		ended
			March 31,)         March 31,)
Name and Principal Position	Salary ($)	Bonus ($)	Compensation
___________________________________________________________________________
Starlight International
5/F, Shing Dao Industrial Building
232 Aberdeen Main Road
Hong Kong
Philip Lau      	none	none	 none	none 	      (1)
Peter Horak
CEO, Canada		133,000	 109,000 none	none	      (1)

Carol Atkinson          none	 none	 none	none	      (1)

Jacky Lau	        none	none	 none	 none	      (1)


 (1) The column for "Other Annual Compensation" has been omitted because there is no compensation required to be reported in such column.
The aggregate amount of perquisites and other personal benefits provided to each Named Executive Officer is less than 10% of the total of annual salary and bonus of such officer.

Option Grants Table.  No options were granted or exercised during 2004.
Aggregated Fiscal Year-End Option Value Table.   No Named Executive
Officers held any options as of the fiscal quarter ended March 31, 2004. Long-Term Incentive and Pension Plans. The Company does not have any long-term incentive or pension plans.
Compensation of Directors. Directors who are not officers of the Company generally receive meeting attendance fees of $300. However, each such director waived his right to receive such fees during fiscal 2004. Annual retainers are not currently provided to directors; however, such retainers may be re-instituted in the future. Directors are eligible to receive grants of options under the Company's stock option plan. No stock options were granted to any directors of the Company during fiscal 2004.

Item 11.	Security Ownership of Certain Beneficial Owners and
Management. The information contained in the table was furnished by the persons listed therein. The calculations of the percent of shares beneficially owned are based on 29,104,066 shares of common stock outstanding on July 31, 2004. None of the persons named below own any options or warrants to purchase shares of the Corporation's common stock




Name and Address			Beneficial			Current
					Owner of Common Stock 	Percent of Class
Starlight International 		26,508,008(1)		91.3%
5/F, Shing Dao Industrial
Building 232 Aberdeen Main Road,
5th Floor, Hong Kong
Philip Lau					26,585,008(1)		91.3%
Carol Atkinson				NONE

Jacky Lau					NONE

Peter Horak					257,500			0.9%


All Directors and Executive Officers as a
Group (4 persons)				26,842,508(1)		92.2%

(1)	Includes 26,585,008 shares owned by Master Light Enterprises, Ltd., of which Mr. Lau is the controlling stockholder.

Item 12. 	Certain Relationships and Related Transactions.

As of March 31, 2004, the Company owed approximately $5,753,000 to its parent group of companies, principal shareholders of the Company. $4,228,000 was owed in the form of trades payable. The balance was in the form of a loan. During fiscal 2004, the Company purchased $19,392,000 ($11,007,000) of products from its parent group of companies and received $ 243,000,($283,000) as commissions in the sales brokerage activities.
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
No reports on Form 8-K were filed during the last quarter of the period covered by this report.
Signatures
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COSMO COMMUNICATIONS CORPORATION
DATED: July 31, 2004
/s/ Peter Horak
PETER HORAK
Chief Executive Officer,Canadian operation

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: July 31, 2004
/s/ Philip Lau
PHILIP LAU,
Chairman of the Board
President

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


/s/  Philip Lau
Philip Lau
Chairman and President
Date:	July 31, 2004



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


/s/  Peter Horak
Peter Horak
Chief Executive Officer
Date:	July 31, 2004


COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2004 AND 2003
CONTENTS
Independent Auditors' Report							1
Consolidated Balance Sheets							2
Consolidated Statements of Changes in Stockholders' Equity		3
Consolidated Statements of Earnings						4
Consolidated Statements of Cash Flows					5
Notes to Consolidated Financial Statements				6-15







INDEPENDENT AUDITORS' REPORT
To the Stockholders of
Cosmo Communications Corporation
We have audited the accompanying consolidated balance sheets of Cosmo Communications Corporation, as at March 31, 2004 and 2003 and the consolidated statements of changes in stockholders' equity, operations and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of
Cosmo Communications Corporation, as at March 31, 2004 and 2003 and the results of its operations, changes in its stockholders' equity and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.
Toronto, Canada	CHARTERED ACCOUNTANTS
June 22, 2004




COSMO COMMUNICATIONS CORPORATION
Consolidated Balance Sheets
March 31, 2004 and 2003
($ in 000's)
					2004			2003

(note 16)
ASSETS
Current

Cash				$	  770		$	  815
Accounts receivable, 	(note 4) 	4,128			2,730
Inventories				2,534			2,017
Prepaid and sundry assets		    3			   39
					-----			-----
					7,435			5,601

Equipment (note 5)			   91			   17
Deferred Charges, net of amortization	   20			   27
Deferred Taxes 				  126			    -
					------			-----
				$	7,672		$	5,645

							LIABILITIES
Current

Accounts payable and accrued charges $	  685		$	  790
Income taxes payable			   47			    -
Accounts payable to parent company (note 6)
					4,228			3,232
Loan from parent company (note 7)	1,525			1,438
					------			------
					6,485			5,460

STOCKHOLDERS' EQUITY

Capital Stock (note 8 and 10)	         1,455			1,455
Additional Paid In Capital		26,273			26,27
Accumulated Other Comprehensive Loss	(1,035)	    	       (1,318)
Accumulated Deficit 		       (25,506)	    	      (26,225)
					------			------
					1,187			  185
					------			------
				$	7,672		$	5,645


APPROVED ON BEHALF OF THE BOARD

	Director	Director

COSMO COMMUNICATIONS CORPORATION
Consolidated Statements of Changes in Stockholders' Equity
Years Ended March 31, 2004 and 2003
($ in 000's)

			Number          Capital Stock		Paid in
			Of Shares	Capital in excess
					Of Par Value

Balance 4/1/02		29,104,000	    $ 1,455		$ 26,273

Foreign exchange
On translation		     -			-			-

Net income		     -			-			-
			----------	    -------		--------
Balance 3/31/03		29,104,000	    $ 1,455		$ 26,273

			Accumulated	     Accumulated   Total Shareholders'
			Other		     Deficit		Equity
			Comprehensive
			Loss

Balance 4/1/02		(1,700)	    	$ (26,815)		$ (787)

Foreign exchange
On translation		   382		     -			   382

Net income		    -		      590		   590
			----------	    -------		--------
Balance 3/31/03		(1,318)	    	$ (26,225)		$ 185

			Number          Capital Stock		Paid in
			Of Shares	Capital in excess
					Of Par Value

Balance 4/1/03		29,104,000	    $ 1,455		$ 26,273

Foreign exchange
On translation		      -			-			-

Net income		       -		-			-
			----------	    -------		--------
Balance 3/31/04		29,104,000	    $ 1,455		$ 26,273

			Accumulated	     Accumulated	Total Shareholders'
			Other		     Deficit		Equity
			Comprehensive
			Loss

Balance 4/1/03		(1,318)	    	$ (26,225)		$ 185

Foreign exchange
On translation		    283		       -	    	  283

Net income		     -		       719		  719
			----------	    -------		--------
Balance 3/31/04		(1,035)	    	$ (25,506)		$ 1,187



COSMO COMMUNICATIONS CORPORATION
Consolidated Statements of Earnings
Years Ended March 31, 2004 and 2003
($ in 000's)
(except per share data)

	 						2004		2003
(note 16)
Sales						$	32,159	$	19,753
Cost of Sales				 		29,440		17,686
Gross Profit						 2,719	  	 2,067

Commission and Other Income				 1,283		   460

Expenses

General and administrative				1,382		   876
Selling and delivery					1,652		   937
Financial						  177		   145
Exchange loss (gain)					   80		  (66)
Amortization						   21		    12

							3,312		 1,904

Earnings Before Income Taxes				  690		   623
Income taxes - current					   97		    33
             - deferred					 (126)		     -

Net Earnings 					$	  719	$	   590

Earnings per weighted average number of
shares outstanding - basic and diluted		$	0.02	$	  0.02

Weighted average number of shares
outstanding - basic and diluted			29,104,000		29,104,000


COSMO COMMUNICATIONS CORPORATION
Consolidated Statements of Cash Flows
Years Ended March 31, 2004 and 2003
($ in 000's)
							2004			2003
(note 16)
Cash Flows from Operating Activities
Net earnings					$	719		$	590
Adjustment for:
Amortization						 21			 12
							----			-----
							740			602
Change in non-cash working capital
Accounts receivable				     (1,398)		     (1,402)
Inventories					       (517)		       (532)
Prepaid and sundry assets				36			(32)
Accounts payable and accrued charges		       (104)		       (493)
Accounts payable to parent company			996		      1,918
Deferred taxes					       (126)			-
Income taxes payable					  47			-
Foreign currency translation adjustment		         283			382
							----			-----
							(43)			443

Cash Flows from Investing Activities
Additions to equipment					(89)			(7)

Cash Flows from Financing Activities
Proceeds of advances from parent company		87			84

Net (Decrease) Increase in Cash				(45)			520
Cash - beginning of  year				815			295

Cash - end of year				$	770		$	815


1.	Nature of Operations
Cosmo Communications Corporation and subsidiaries (the "Company") market and distribute consumer electronic products. The Company has operations in Hong
Kong and Canada.
2.	Accounting Change
During the year, the Company retroactively adopted the accounting policy of amortizing it's equipment, furniture, fixtures and computer equipment on the declining balance basis. Previously, amortization was recorded using the straight-line method. This change was made to conform with the methods used by the parent company.
The effect of this change on prior years is considered trivial and accordingly the retained earnings for the year ended March 31, 2003 has not been adjusted.
3.	Summary of Significant Accounting Policies
a)	Principles of Consolidation
The Company includes, in consolidation, its wholly owned subsidiaries, Cosmo Communications Canada Corporation and Cosmo Communications (H.K.) Limited.
All significant intercompany transactions and balances have been eliminated upon consolidation.
b)	Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market.
c)	Equipment
Equipment is stated at cost less accumulated amortization.  Amortization, based on the estimated useful lives of the assets, is provided using the undernoted annual rates and methods:
Furniture and fixtures			20%			Declining balance
Office equipment				20%		Declining balance
Computer equipment			25%			Declining balance
Warehouse equipment			20%			Declining balance
Leasehold improvements			5 years			Straight-line

3.	Summary of Significant Accounting Policies (cont'd)
d)	Deferred Charges
Deferred charges consist of costs of the financing and reorganization of the company and are amortized over 5 years.
e)	Foreign Translation Adjustment
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
f)	Revenue Recognition
Sales are recognized upon shipment of goods as that is the point at which title. passes to the customer, net of estimated sales returns. Revenue is recognized if persuasive evidence of an agreement exists, the sales price is fixed or determinable, and collectibility is reasonably assured.
g)	Concentration of Credit Risks
The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies which includes the analysis of the financial position of its customers and the regular review of their credit terms.
h)	Fair Value of Financial Instruments
The Company's financial instruments include cash and cash equivalents, receivables, payables, debt and credit facilities.
The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At March 31, 2004 and 2003, the carrying amounts of cash, accounts receivable, accounts payable and accrued charges, and loans payable approximate their fair values due to the short-term maturities of these instruments.

3.	Summary of Significant Accounting Policies (cont'd)
i)	Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of
America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimate
j)	Income Taxes
The Company accounts for income taxes pursuant to SFAS No. 109,
"Accounting for Income Taxes". Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.
k)	Earnings Per Share
Basic earnings per share is computed based on the average number of common shares outstanding and diluted gain per share is computed based on the average number of common and potential common shares outstanding. As of each period ended there were no dilutive common equivalent shares. The stock options discussed in Note 10 could potentially dilute earnings per share in the future but were not included in diluted loss per share since they would be anti-dilutive
for the periods presented.
l)	Stock-Based Compensation Plans
Stock-based compensation plans include all arrangements by which employees and non-employee members of the Board of Directors receive shares of stock or other equity instruments of the Company or the Company incurs liabilities to employees in amounts based on the price of the Company's stock. The Company has chosen to continue to account for stock-based plans using the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No.25, Accounting for Stock issued to Employees and related interpretations. Accordingly, compensation cost of stock based compensation is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee or non-employee member of the Board of Directors must pay for the stock.
The Company did not enter into any stock based compensation arrangement in 2004 or 2003.


3.	Summary of Significant Accounting Policies (cont'd)
m)	Comprehensive Income
The Company adopted SFAS No. 130, "Reporting Comprehensive Income."
SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of changes in stockholders' equity, and consists of net loss and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87.
SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.
4.	Accounts Receivable (In Thousands)
The activity for the allowance for doubtful accounts is as follows for the year ended March 31, 2004 and 2003:
The Company carries accounts receivable at the amounts it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received.
The ultimate amount of accounts receivable that become uncollectible could differ from those estimated.
5.	Equipment (In Thousands)
					2004			2003
					($ in 000's)		($ in 000's)
					Accumulated		Accumulated
				Cost	Amortization	Cost	Amortisztion

Furniture and fixtures		$ 43		$ 35		$ 33		$ 30
Office equipment		  33		  25	   	  23	  	  21
Computer equipment		  31		  19		  24		  14
Leasehold improvements		  13		  13		  12		  10
Warehouse equipment		  70		   7		   -		   -

				$ 190	 	$ 99		$ 92		$ 75
				  -----------------		-----------------
Net carrying amount			$19				$ 17

6.	Accounts Payable to Parent Company
As of March 31, 2004, the Company owed approximately $5,753,000 ($4,670,000 in March 31, 2003) to the parent company ("Starlight"), the principal shareholders of the Company. Of this amount $4,228,000 was owed in the form of trade payable ($3,232,000 in March 31, 2003) and the remainder was in the form of a loan (note 7).
7.	Loan From Parent Company
The loan from Starlight bears interest at Hong Kong prime rate plus 1% and is payable on demand. Interest accrued as of March 31, 2004 was $363,000 ($276,000 in March 2003)
8.	Common Stock and Treasury Stock (In Thousands)
Authorised
	30,000	preferred shares, cumulative, convertible at $0.01 par value
	9,970,000	preferred shares, at $0.01 par value
	50,000,000	common shares at $0.05 par value, voting, participating

2004			2003
Issued
	29,104,000	common shares		$	1,571	$	1,571
	2,314,567	treasury stock			(116)		(116)
							------		------
						$	1,455	$	1,455

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

8.	Common Stock and Treasury Stock (In Thousands) (cont'd)
Under the terms of the above Agreement, the Company issued to two executive officers of the Company's Canadian operating subsidiary an aggregate of 535,000 shares of newly issued common stock in consideration of their agreement to release the Company from its obligation to repay $79,425 owed to them and from any other claims which they might have against the Company and its subsidiaries and thereof respective directors, officers or stockholders.
They agreed to surrender an aggregate of 20,000 shares as treasury stock
In 2001, The Company's outstanding bridge loan of $400,000 with an accrued interest of $76,300 was discharged by a credit against the purchase price Starlight paid for the shares of the Company that it purchased.
In September 2001, the two loans with outstanding balances as of
December 31, 2000 at $997,994 and $749,528 were repaid in full.
Further, the loan balance due to major shareholders of $1,181,147 was discharged by the Company through the issuance of 1,555,000 shares of common stock. These principal shareholders also agreed to surrender an aggregate of 2,294,567 shares as treasury stock.
9.	Related Party Transactions
Apart from those as disclosed in note 7, the Company's transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company's business.
During the year ended March 31, 2004, the Company purchased
$19,392,000 ($11,007,000 in March 31, 2003) of goods from Starlight and received $243,000 ($283,000 in March 31, 2003) in commissions.

10.	Stock Option Plan
The Board of Directors of the Company (the "Board") adopted the 1990
Stock Option Plan (the "Plan) effective December 15, 1990. Effective December 23, 1994, the 1990 Stock Option Plan was amended and restated.
The Plan reserved 270,000 shares of common stock for issuance thereunder. Under the Plan, the Company may grant incentive stock options, nonqualified stock options, and stock appreciation rights. The purpose of the Plan is to further the best interests of the Company and its subsidiaries by encouraging employees and consultants of the Company and its subsidiaries to continue association with the Company. The employees eligible to participate in the Plan as recipients of stock options or stock appreciation rights are such officers and employees of the Company and such other key employees of the Company and its subsidiaries, as the Board shall from time to time determine, subject to the limitations of the Plan.
The Plan is administered by the Board or by a committee of the Board designated by the Board. The Board, or such committee, determines, among other things, which officers, employees and directors of the Company receive options or stock appreciation rights under the Plan, the number of shares to be covered by the options, and the date of grant of such options.
The options granted under the Plan terminate at the earlier of (i) a date set by the Board at the time of grant, or (ii) ten years from their respective dates of grant, except in the case of incentive stock options granted to a shareholder owning ten percent (10%) or more of the Company's common stock, with respect to whom options granted are exercisable over a period no longer than five years. The exercise price for stock options granted under the Plan is determined by the Board and is required to be at least the par value per share of the common stock, except in the case of incentive stock options (which must have a price which is not less than market price of the shares on the date of the options granted) to a shareholder owning ten percent (10%) or more of the Company's common stock, with respect to whom the exercise price is required to be at least one hundred ten percent (110%) of such market price. The exercise price must be paid in full by an employee in cash, common stock of the Company or any other form of payment permitted by the Board.
As of March 31, 2004 and March 31, 2003, 252,000 stock options were outstanding of which 230,000 were exercisable. No stock options were granted, exercised, forfeited or expired for the last four years.
The exercise price of the stock options range from $.45 - $1.55 per option.

11.	Income Taxes (In Thousands)
Future income tax assets and liabilities are recognized on temporary differences between the financial and tax bases of the equipment in note 5 as well as unused tax loss carryforwards.
The provision for income taxes has been computed as follows:
						   2004		     2003
Expected income tax recovery at the statutory
rate of 33.12% (2003 - 36.60%) in Canada,
17.5% (2003 - 16%) in Hong Kong and 15.5%
(2003 - 20.5%) in USA
						$  150		$    123
Tax effect of expenses that are not deductible
 for income tax purposes (net of other amounts
deductible for tax purposes)		            12		      9
Tax effect of differences in the timing of
deductibility of items for income tax purposes:
Differences between amortization and capital
cost allowance					(30)			(4)
Recognition of non-capital tax losses		(100)			-
Unrealised exchange gains			(11)			-
					   -------		  ---------
						 21			128
Utilization of non-capital tax losses to offset
 current taxable income																			(63)			(95)
Non-capital tax losses available to offset
future taxable income, as described below														 13			-
						----			----
Provision for income taxes		$	(29)		$	33


11.	Income Taxes (In Thousands) (cont'd)
						   2004			2003
The components of future income taxes are as follows:
Deferred income tax liabilities:
Deferred income tax assets:
Equipment				$	    26		$	  -
Non-capital tax loss carry-forward		   100			  -
						----			----
Deferred income taxes				126		$      	-

The Company has unused tax loss carryforwards of approximately $300,000 which would be available to offset future taxable income. Such carryforwards relate in part to domestic and in part to foreign jurisdictions and expire from in 2011. In the prior year, the Company had reduced the deferred tax assets resulting from its domestic and foreign tax loss carryforwards by a 100% valuation allowance as it was determined that the Company did not meet the criteria that it was 'more likely than not'that the deferred tax assets would be realized. Due to the improved financial position of the Company as at March 31, 2004 the criteria has now been met and accordingly, the deferred tax asset has been recorded.
12.	Contingencies
The Company is not in compliance with the periodic reporting requirements of the Securities Exchange Act of 1934. Management is unable to determine what effect, if any, this non-compliance will have on its operations.
13.	 Economic Dependence (In Thousands)
A Canadian mass-market merchandiser and chain store is the Company largest customer, which accounted for an approximately 90% of sales in 2004 and in 2003. Economic dependence exists with this identified customer. Loss of the customer may have significant adverse results to the financial position of the Company.As of March 31, 2004, the accounts receivable from this customer is $95,000 ($267,000 in March 31, 2003)

14.	Operating Segment Information
	The Company operated in one business segment and all of its sales are consumer electronic products.  The Company's customers are principally in
Canada. Borrowings are principally in the United States.
The breakdown of relevant financial information is as follows:
				Domestic		Foreign	  Other		Total
2004

Assets	 	 	$	20		   $	 7,652	   $	-   $	7,672
Sales, net		  	-		   	32,159		-      32,159
Gross Margin 	  		-			 2,719		-	2,719
Net income (loss)	       (65)			   734		-	  669

2003

Assets			  $	27		   $	5,618	   $	-   $ 	 5,645
Sales, net			-			19,753		-       19,753
Gross Margin			-			2,067		-	 2,067
Net income (loss)		(64)			  654		-	  590

15.	Commitments (In Thousands)
The Company leases premises under an operating lease with a five year term in Canada and shares the facilities for its Hong Kong operation. Minimum lease commitments under the leases at March 31, 2004 were:
2005		$  	206
2006			211
2007			215
2008 			224
2009 			137

16.	Comparative Figures
Certain figures in the 2003 financial statements have been reclassified to conform with the basis of presentation used in 2004.





-