Form 10KSB/A
period 2004-03-31
COSMO COMMUNICATIONS CORP
filed 2004-08-13
CIK 718096

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

Item I.  Description of Business

Since its inception in March 1983, the Company, through its subsidiaries, has imported, marketed and distributed in the United States and Canada consumer electronic products, including televisions, DVD players, video cassette recorders, audio equipment, digital alarm clocks, quartz alarm clocks, quartz wall clocks, clock radios and combination products such as clock radio telephones.
The audio equipment includes a full line of audio products, including personal cassette players, portable stereos and music centers with and without compact disc players. During the year ended March 31, 2004, substantially all of the Company's sales activity related to customers located in Canada, with new business opened up in United Kingdom with some successes.
The Company's products are marketed under various labels to mass merchandisers, drug store chains, specialty chain stores and other high-volume retailers.
The Company's
products are generally manufactured by its parent company and subcontractors in China.
The Company's principal executive offices are located at 55 Travail Road, Markham, Ontario, Canada and its telephone number at such location is
(905) 209-0488.

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

Marketing
The Company's marketing strategy is targeted at high volume retailers with broad distribution networks such as mass merchandisers, drug and other specialty chain stores, and other retailers. The Company did not make any sales in the US during 2004 but has made steady progress in establishing a wholesale distribution network in Canada. The Company sells the "Audiovox" brand-name products along with its own brands, "Audiologic", "Diamond Vision", "Randix", "Cosmo Telecom" and "Cosmo Time". It also offers products made under the private label of its customers.
The Company continues to look for opportunity to add licensed brand names to its products line.
The Company's current strategy for re-entering the US market is to locate niche markets.
So far it has not been able to sell in the US market, which is highly competitive. The following customers illustrate the Company's primary marketing channels and customers in 2004.

Wal-Mart Canada Inc.- Mass Merchandiser
Western Grocers - Supermarket
Future Shop/Best Buy - Electronic Distributor
Home Hardware - Distributor
Sears Stores - General Department Stores


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

Competition
The consumer products industry in which the Company operates is characterized by intense price competition, ease of entry and changing patterns of consumer demand. Sales volume and profitability of particular consumer products can change significantly within a relatively short period. Accordingly, the Company is highly dependent on the ability of its management to anticipate and respond quickly to changes in trends for its products.
The Company believes that important factors necessary to compete include name recognition, price, quality reliability, attractive packaging, speed of delivery to customers and new or additional product features. The Company believes that its future success will depend upon its ability to develop and manufacture reliable products, which incorporate developments in technology and satisfy consumer tastes with respect to style and design. Further, the Company's ability to market such products at competitive prices is necessary in order to compensate for the lack of strong consumer name recognition. In 2004, the Company has been able to compete better in the market place, principally owing to the support of its parent company. The Company believes that, through its parent support, it is a significant manufacturer of compact disc players products and competes with several companies, including Citizen, Philips and Venturer.

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

Employees
As of March, 2004, the Company had 35 full-time employees, including 3 in Hong Kong and 32 in Canada. In Hong Kong, one employee is engaged in sales and sourcing support duties. In Canada, 9 employees were engaged in warehouse distribution and service operations and 23 were sales, administrative and executive personnel. The Company believes that its relations with its employees are satisfactory.

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