Form 10-Q
period 2004-06-30
COSMO COMMUNICATIONS CORP
filed 2004-10-19
CIK 718096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
			 EXCHANGE ACT OF 1934

	For the quarterly period ended June 30, 2004

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		SECURITIES EXCHANGE ACT OF 1934

Commission File Number         0-11968
COSMO COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

FLORIDA                              59-2268005
(State or other jurisdiction of		(I.R.S. Employer
     incorporation or organization)	   Identification No.)

Unit 2 - 55 Travail Road, Markham, Ontario, Canada
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
Yes __x__          	No ___

29,104,000 shares of the issuer's Common Stock were outstanding as of the latest practicable date June 30,2004




PART 1 - FINANCIAL INFORMATION


Item I.  Financial Statements

The registrant represents that the Condensed Consolidated
Financial Statements furnished herein have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior years and that such Condensed Consolidated Financial Statements reflect, in the opinion of the management of the Company, all adjustments (which include only of normal recurring adjustments) necessary to present fairly the consolidated financial position of Cosmo Communications Corporation and its subsidiaries (the "Company"), as of June 30, 2004 and the results of its operation and its cash flows for the three months then ended.



COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS



						    June	      March
	 					30, 2004 	   31, 2004
	   					     $	      $
	 					(in '000s)	 (in '000s)
						(unaudited)	  (audited)
CURRENT ASSETS

Cash and cash equivalents		      687		  770

Accounts receivable,(note 2)		    5,719	   	4,128

Inventories	     				    2,693	   	2,534

Prepaid and sundry receivable	 	       18             3
	                              _________      ________
Total current assets	  		    9,117	   	7,435
			  			_________      ________


PROPERTY AND EQUIPMENT, net  		       85		   91

DEFERRED CHARGES,NET OF AMORTIZATION	 18	         20

DEFERRED TAXES					127		  126
       ___________   __________
TOTAL		   				    9,347		7,672
						  _________    _________



See notes to unaudited condensed consolidated financial statements

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

							June	     March
	 					  30, 2004_	  31, 2004
							  $    	$
	 					  (in 000's) (in 000's)
						  (unaudited) (audited)

CURRENT LIABILITIES

Accounts payable and accrued expenses      1,203  	 685

Income taxes payable    			    47	  47

Accounts payable to parent company		 5,608     4,228
(note 3)
Loan from parent company (note 4)		 1,547     1,525
           						_______   _______
Total current liabilities			 8,405     6,485


STOCKHOLDERS' EQUITY

Common Stock			   		 1,571	1,571

Treasury stock		    			  (116)	 (116)

Additional paid-in capital	  		 26,273	26,273

Accumulated deficit				(25,591)   (25,506)

Accumulated other comprehensive loss	 (1,195)    (1,035)
							_________  ________
Total stockholders' deficiency		    942	 1,187

TOTAL	 						  9,347	 7,672
							_________	________







See notes to unaudited condensed consolidated financial statements




COSMO COMMUNCIATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003




							JUNE 30	 JUNE 30
					    	   	   2004	    2003
					   	   (In 000's)	(In 000's)
					  	  (Unaudited)	(unaudited)

Sales						    $  7,845	$ 10,156

Cost of Sales				       7,322         9,850
					           _______	 _______
Gross Margin				         523	     306

Commission income					   272	     264

Exchange gain/(loss)				   (41) 		24
							_______	 _______

Total operating income				  754		     594

Operating expenses:

Selling Expenses					   336	     250

General and Administrative			   459 	     282

Interest expenses					    36	      38

Amortization					     8	       2
							_______	 _______

Total operating expenses			   839	     572

							_______	 ________

NET INCOME (LOSS)					   (85)	      22
							_______	 ________

INCOME (loss) PER SHARE				     -	       -

OUTSTANDING (AVERAGE)			   29,104,000	29,104,000




See notes to unaudited condensed consolidated financial statements


COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003


								     2004	     2003
								(in 000's)  (in 000's)
							     (Unaudited) (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)					    	$  (   85)	$      22
Adjustments to reconcile net income (loss)
 to net cash used by operating activities:

       Depreciation & amortization			        6	        2
       Interest accrued					       23

(Increase) Decrease in accounts receivable,net     (1,592)	  (2,016)
(Increase) Decrease in inventories 		  	   (  159)	  (   29)
(Increase) Decrease in future tax			        2
(Increase) Decrease in others				    (  15)	      36
Increase (Decrease) in accounts payable, trade	      521	     927
and services

Translation adjustment					   (  163)	  (  183)
Net cash used in operating activities		   (1,462)	  (1,241)


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment			        -   (     1)

Net cash used in investing activities 		        -   (     1)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in due to parent company		     1,379     1247

Net increase in loan due parent company		         -       21

Net cash provided  by financing activities	     1,379    1,268

Increase (Decrease) in cash and cash equivalents     (  83)      26

Cash and cash equivalents at the beginning of the      770      815
period

Cash and cash equivalents at the end of the period $   687   $  841


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

Cash paid during the period for interest	   	   $    13    $   1


See notes to unaudited condensed consolidated financial statements


COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003

1. SIGNIFICANT ACCOUNTING POLICIES:

a) Principles of Consolidation

The Company includes, in consolidation, its wholly owed
Subsidiaries, Cosmo Communications Canada Corporation and
Cosmo Communications (HK) Limited.  All signiificant inter-
Company transactions and balances have been eliminated upon Consolidation.

b) Inventories

Inventories are stated at the lower of cost (first-in, first
Out) or market.
c) Equipment

Equipment is stated at cost less accumulated Depreciation.
Depreciation, based on the estimated useful lives of the
Assets, is provided using the undernoted annual rates and
Methods:
	Furniture and fixtures		20%	Declining balance
	Office equipment			20%	Declining balance
	Computer equipment		25%	Declining balance
	Warehouse equipment		20%	Declining balance
	Leasehold improvements	    5 years Straight-line

d) Deferred charges
Deferred charges consist of costs of the financing and reorganization of the Company and are amortized over 5 years.

e) Foreign Translation Adjustment
The accounts of the foreign subsidiaries were translated into US dollars in accordance with the provisions of Financial
Accounting Standards Board Statement No. 52 ("SFAS").
Management has determined that the Hong Kong dollar is the functional currency of the Hong Kong subsidiary and the Canadian dollar is the functional currency of the Canadian subsidiary. Certain current assets and liabilities of these Foreign entities are denominated in US dollars. In accordance with the provisions of the SFAS 52, transactions gains and losses on these assets and liabilities are included in the determination of income for the relevant periods. Adjustments resulting from the translation of the financial statements their functional currencies to United States dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income fro the relevant periods.

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

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts of the Company could realize in a current market exchange. At June 30, 2004 and 2003, the carrying amounts of cash, accounts receivable, accounts payable and accrued charges, and loans payable approximate their fair values due to the short-term maturities of these instruments.

i) Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these amounts.

j) Income Taxes
The Company accounts for income taxes pursuant to SFAS No.
109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. income tax expense is recorded for the amount of income tax payable r refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

k) Earnings Per Share
Basic earnings per share is computed based on the average number of common shares outstanding and diluted gain per share is computed based on the average number of common and potential common shares outstanding. As of each period ended there were no dilutive common equivalent shares.


2 Accounts Receivable

The activity for the allowance for doubtful accounts is as follows for the three months ended June 30, 2004 and 2003:

	The Company carries accounts receivable at the amounts it deems to be collectible. Accordingly, the Company provides allowance for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimated.

3 Accounts Payable to Parent Company

As of June 30, 2004, the Company owed approximately $7,048,000 ($5,938,000 in June 30, 2003) to the parent company ("Starlight") the principal shareholders of the Company. Of this amount $5,501,000 was owed in the form of trade payable ($4,479,000 in June 30, 2003) and the remainder was in the form of a loan. (note 4)

4. Loan from Parent Company

The loan from Starlight bears interest at Hong Kong prime
Rate plus 1% and is payable on demand. Interest accrued as Of June 30, 2004 was $386,000 ($248,000 in June 2003).


5.	  RELATED PARTY TRANSACTIONS

  Apart from those as disclosed in note 4, the Company's
  Transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company's business.




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


RESULTS OF OPERATIONS

NET SALES
Sales in this quarter in 2004 decreased by $2,311,000 or 23% compared to the corresponding period in 2003. The difference reflected the way the Company's customers transacted in sales. In the previous corresponding period, the Company sold directly to the Customers.
In this quarter, while business level was maintained at the same level, the Company acted as middleman between the customers and the makers of the products. Income was reported as commission which showed a gain of 3% over the same period in 2003.

COST OF SALES AND GROSS MARGIN
Gross margin as a percentage of sales was approximately 7% in this quarter as compared to 3% for the same period in 2003. The change in cost of sales and gross margin in the two periods in comparison reflected the change in transacting sales explained in the preceding paragraph.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses in this quarter increased by 49% Some of the increases were seasonal in nature. As a standard industry practice, the Company provided promotional and discount allowances to major customers. It also incurred extra freight costs in order to make shipment deadlines. Other expenses represent permanent overhead increases, in payment of rent for additional warehouse and storage facilities and additional staff and a moderate salary increase


INTEREST EXPENSES
The Company accrued interest at 6.125% p.a. on the loan advanced by the parent company. Other interest expenses were charged by banks in discounting letters of credit of sales. Interest expenses in this quarter was similar to the corresponding period in 2003.


NET EARNINGS
Net earnings in this quarter was a loss of $27,000 compared with a net earnings of $22,000 in the corresponding period in 2003. The change was attributable to higher operating costs despite an improvement in gross margin on sales.



LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital in this quarter was $953,000, and was about the same level as at March 31, 2004. The ratio of current assets to current liabilities was 1.11 to 1, as compared to
1.16 to 1 March 31, 2004. The Company had sufficient working capital for the three months ended June 30, 2004.
Majority of the Company's working capital was provided by the parent company in the form of trade payable. Management believes that the parent company will continue to provide financing at its discretion. The Company expects to meet its working capital requirements throughout 2004.



FINANCIAL AND MANAGEMENT PLANS
The Company's business operates in a highly competitive industry.
The Company's overall business strategy involves identifying products that consumers will accept without the brand name recognition. In this strategy, the Company partnered with its major customers to introduce private labels and designs in selective consumer electronic products. This strategy seems to work in television, DVD and CD products.

The Company is constantly evaluating the appropriate mix of products to improve gross margin performance. The recent expansion of the product returns handling center has provided potential growth in revenue in the future.

The Company also plans to expand customer base by seeking new sales outside Canada.

The Company's top priority is improving stockholder value and will actively identify opportunities to improve performance.


SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned - thereunto duly authorized.

COSMO COMMUNICATIONS CORPORATION

Date:  September 30, 2004

/s/Philip Lau
 Chairman of the Board
/s/Peter Horak
President, Cosmo Communications Corporation


EXHIBIT 1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
I, Philip Lau, certify that:
1. I have reviewed this QUARTERLY report on Form 10-q of Cosmo Communications Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/  Philip Lau
Philip Lau
Chairman and President
Date:	September 30, 2004

EXHIBIT 2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
I, Peter Horak, certify that:
I have reviewed this report on Form 10-q of Cosmo Communications
Corporation;
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this reports;
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant,
       including its consolidated subsidiaries, is made known to
       us by others within those entities, particularly during the period in which this report is being prepared;
       b)	evaluated the effectiveness of the registrant's disclosure
       controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period
       and;
c)	disclosed in this report any change in the registrant's
       internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
The registrant's other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/  Peter Horak
Peter Horak
Chief Executive Officer
Date:	September 30, 2004