Form 10-Q/A
period 2004-06-30
COSMO COMMUNICATIONS CORP
filed 2004-10-28
CIK 718096

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




PART 1 - FINANCIAL INFORMATION


Item I.  Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cosmo Communications Corporation

We have reviewed the accompanying consolidated balance sheets of Cosmo Communications Corporation and Subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations and statements of cash flows for the three-month periods then ended. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with United States generally accepted accounting principles.



SF Partnership, LLP
Toronto, Ontario

October 12, 2004





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
						  _________    _________



See notes to unaudited condensed consolidated financial statements

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY

							June	     March
	 					  30, 2004_	  31, 2004
							  $    	$
	 					  (in 000's) (in 000's)
						  (unaudited) (audited)

CURRENT LIABILITIES

Accounts payable and accrued expenses      1,197  	 685

Income taxes payable    			    47	  47

Accounts payable to parent company		 5,501     4,228
(note 3)
Loan from parent company (note 4)		 1,547     1,525
           						_______   _______
Total current liabilities			 8,292     6,485


STOCKHOLDERS' EQUITY

Common Stock			   		 1,571	1,571

Treasury stock		    			  (116)	 (116)

Additional paid-in capital	  		 26,273	26,273

Accumulated deficit				(25,533)   (25,506)

Accumulated other comprehensive loss	 (1,140)    (1,035)
							_________  ________
Total stockholders' deficiency		  1,055	 1,187

TOTAL	 						  9,347	 7,672
							_________	________







See notes to unaudited condensed consolidated financial statements




COSMO COMMUNCIATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003




							JUNE 30	 JUNE 30
					    	   	   2004	    2003
					   	   (In 000's)	(In 000's)
					  	  (Unaudited)	(unaudited)

Sales						    $  7,845	$ 10,156

Cost of Sales				       7,322         9,850
					           _______	 _______
Gross Margin				         523	     306

Commission income					   272	     264

Exchange gain					    17 		24
							_______	 _______

Total operating income				   812	     594

Operating expenses:

Selling Expenses					   336	     250

General and Administrative			   459 	     282

Amortization					     8	       2
							_______	 _______

Total operating expenses			   803	     534

Income from operation				     9	      60

Interest expenses					  ( 36)	     (38)

							_______	 ________

NET INCOME (LOSS)					   (27)	      22
							_______	 ________

INCOME (loss) PER SHARE				     -	       -

OUTSTANDING (AVERAGE)			   29,104,000	29,104,000




See notes to unaudited condensed consolidated financial statements


COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003


								     2004	     2003
								(in 000's)  (in 000's)
							     (Unaudited) (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)					    	$  (   27)	$      22
Adjustments to reconcile net income (loss)
 to net cash used by operating activities:

       Depreciation & amortization			        6	        2
       Interest accrued					       23

(Increase) Decrease in accounts receivable,net     (1,592)	  (2,016)
(Increase) Decrease in inventories 		  	   (  159)	  (   29)
(Increase) Decrease in future tax			        2
(Increase) Decrease in others				    (  15)	      36
Increase (Decrease) in accounts payable, trade	      515	     927
and services

Translation adjustment					   (  108)	  (  183)
Net cash used in operating activities		   (1,355)	  (1,241)


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment			        -   (     1)

Net cash used in investing activities 		        -   (     1)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in due to parent company		     1,272     1247

Net increase in loan due parent company		         -       21

Net cash provided  by financing activities	     1,272    1,268

Increase (Decrease) in cash and cash equivalents     (  83)      26

Cash and cash equivalents at the beginning of the      770      815
period

Cash and cash equivalents at the end of the period $   687   $  841


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

Cash paid during the period for interest	   	   $    13    $   1


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

EXHIBIT 2

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
I, Peter Horak, certify that:
I have reviewed this report on Form 10-q of Cosmo Communications
Corporation;
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this reports;
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant,
       including its consolidated subsidiaries, is made known to
       us by others within those entities, particularly during the period in which this report is being prepared;
       b)	evaluated the effectiveness of the registrant's disclosure
       controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period
       and;
c)	disclosed in this report any change in the registrants
       internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
The registrant's other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/  Peter Horak
Peter Horak
Chief Executive Officer
Date:	September 30, 2004