Form 10-Q
period 2004-09-30
COSMO COMMUNICATIONS CORP
filed 2004-12-23
CIK 718096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
		EXCHANGE ACT OF 1934

	For the quarterly period ended September 30, 2004

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

Registrant's telephone number including area code (905)209-0488
Former name, former address, and former fiscal year, if changed since last report.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) and has been subject to such filing requirements for the past 90 days.
Yes __x__          	No ___

29,104,000 shares of the issuer's Common Stock were outstanding as of the latest practicable date September 30,2004




PART 1 - FINANCIAL INFORMATION


Item I.  Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cosmo Communications Corporation

We have reviewed the accompanying interim consolidated balance sheet of Cosmo Communications Corporation as at September 30, 2004, and the related consolidated statements of operations for the three-month and six month periods September 30, 2004 and 2003, and the consolidated statements of cash flows for the six month periods September 30, 2004 and 2003. These interim consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Cosmo Communications Corporation as of March 31, 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended [not presented herein], and in our report dated June 22, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




"SF Partnership, LLP"
Toronto, Ontario
December 13, 2004



COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS




						September	      March
	 					30, 2004 	   31, 2004
	   					     $	      $
	 					(in '000s)	 (in '000s)
						(unaudited)	  (audited)
CURRENT ASSETS

Cash and cash equivalents		      534		  770

Accounts receivable, net		    7,202	   	4,128

Inventories	     			    2,806	   	2,534

Prepaid and sundry receivable	 	        3            	    3
	                                 _________             ________
Total current assets	  		   10,545	   	7,435
			  		_________             ________


PROPERTY AND EQUIPMENT, net  		       80		   91

DEFERRED CHARGES,NET OF AMORTIZATION           16	           20

DEFERRED TAXES				      176		  126
      					 ___________           __________
TOTAL		   			   10,817		7,672
					___________   		_________



See notes to unaudited interim consolidated financial statements

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS

						  September	     March
	 					  30, 2004_	  31, 2004
						     $    	   $
	 					  (in 000's)   (in 000's)
						  (unaudited)   (audited)

CURRENT LIABILITIES

Accounts payable and accrued expenses      	1,316  	  685

Income taxes payable    			  156	   47

Accounts payable to parent company	        5,968    4,228

Loan from parent company		 	1,571    1,525
           					_______   _______
Total current liabilities			9,011    6,485
						_______   _______

STOCKHOLDERS' EQUITY

Common Stock			   		 1,571	1,571

Treasury stock		    			  (116)	(116)

Additional paid-in capital	  		 26,273 26,273

Accumulated deficit				(24,974)  25,506)

Accumulated other comprehensive loss		 (  948)  (1,035)
						_________ _______
Total stockholders' equity			 1,806    1,187
						________  ________
TOTAL	 					 10,817   7,672
						_________ _______







See notes to unaudited interim consolidated financial statements




COSMO COMMUNCIATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003




					SEP 30	SEP 30
					 2004	   2003
					(In 000's)	(In 000's)
					(Unaudited)	(unaudited)

Sales					$  9,765	$  8,402

Cost of Sales				   8,637           7,852
				       _______	          _______
Gross Margin				   1,128	     550

Commission income			     312	     585

Exchange gain				      19   	       6
					_______	 	  _______

Total operating income			   1,459	   1,141

Operating expenses:

Selling Expenses			     329	     301

General and Administrative		     458 	     326

Amortization				       8	       6
					  _______	 _______

Total operating expenses		     795	     633

Income from operation			     664	     508

Interest expenses			    ( 48)	     (38)

Income tax expense			    ( 59)	     (74)

NET INCOME				      557	     396
					    _______	  ________

INCOME PER SHARE		             0.02	     0.01

WEIGHTED AVERAGE OUTSTANDING		 29,104,000	 29,104,000


See notes to unaudited interim consolidated financial statements

COSMO COMMUNCIATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003




						 SEP 30	  SEP 30
					    	   2004	    2003
					   	(In 000's)	(In 000's)
					  	(Unaudited)	(unaudited)

Sales						 $ 17,610	$ 18,559

Cost of Sales				 	   15,959         17,703
					         _______	 _______
Gross Margin				   	    1,651	     856

Commission income				      584	     849

Exchange gain				      	      36 	      31
						  _______	 _______

Total operating income			   	   2,271	   1,736

Operating expenses:

Selling Expenses				     665	     551

General and Administrative		     	     918 	     608

Depreciation and amortization		              15	       8
						  _______	 _______

Total operating expenses		   	   1,598	   1,167

Income from operation			     	     673	     569

Interest expenses				    ( 83)	     (76)

Income tax expense			    	    ( 59)	     (74)

						 _______	 ________

NET INCOME					     531	     419
						_______	          ________

INCOME PER SHARE				  0.02	    0.016

WEIGHTED AVERAGE OUTSTANDING			29,104,000	 29,104,000


See notes to unaudited interim consolidated financial statements



COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


						  2004	     2003
						(in 000's)  (in 000's)
						(Unaudited) (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income					$     531	$     419
Adjustments to reconcile net income
 to net cash used by operating activities:

       Depreciation & amortization	       		15	        8
       Interest accrued			       		46	       43

Increase in accounts receivable,net   	   	    (3,074)	  (5,317)
Increase in inventories 		   	    (  272)	  (  585)
Increase in future tax			   	     (  48)	       -
Decrease in others			    	        -	       3
Increase in accounts payable, trade	     	        634	   1,885
and services
Increase in tax provision			        109	      -
						   _______        _______
Net cash used in operating activities 		    (2,059)	  (3,544)


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment		 (     0)        (   33)
						 _________	 _______
Net cash used in investing activities             (     0)       (   33)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in Due to parent company                1,740        3,460
						   ______	_______
Net cash provided by financing activities            1,740        3,460

Decrease in cash and cash equivalents    	     (319)       (   45)

Foreign exchange on cash balance	  	       83 	     72

Cash and cash equivalents at the beginning
of the period 				   	    _770          _815_

Cash and cash equivalents at the end of
the period 					    $   534     $  770


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

Cash paid during the period for interest	  $   37        $  28


See notes to unaudited interim consolidated financial statements


COSMO COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

1. Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of item 310 (b) of Regulation S-B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. There have been no significant changes of accounting policy since March 31, 2004. The results from operations for the interim periods are not indicative of the results expected for the full fiscal year or any future period.

2. Principles of Consolidation

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


RESULTS OF OPERATIONS

NET SALES
Sales in this quarter in 2004 increased by $1,363,000 or 16% compared to the corresponding period in 2003. The increase in sales was a result of a new DVD product sold in the current quarter. The Company will continue to market this product and expects sales in the next quarter to increase by approximately $7 million over the next two quarters.


COST OF SALES AND GROSS MARGIN
Gross margin as a percentage of sales was approximately 12% in this quarter as compared to 7% for the same period in 2003. The improvement in gross margin was a result of the Company able to change the terms of sales from brokering to selling directly to customers. When the Company sells directly to customers, it is recognizing revenue from gross profit. In brokering sales, the Company reports revenue as commission. Consequently, income from commission in the current quarter showed a decrease of 47% over the corresponding period in 2003. while gross margin increased by 5%


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses in this quarter increased by 26% compared to the corresponding period in 2003. The increase was due to the expansion of the return handling center in Company's headquarter in Toronto, Canada

INTEREST EXPENSES
The Company accrued interest at 6.125% p.a. on the loan advanced by the parent company. Other interest expenses were charged by banks in discounting letters of credit of sales. Interest expenses in this quarter was similar to the corresponding period in 2003.


NET EARNINGS
Net earnings in this quarter was an earning of $557,000 compared with a net earnings of $469,000 in the corresponding period in 2003. The improvement was a result of higher sales and better management of the facilities to conduct its operations. The Company will continue to look at ways to operate more effectively to increase its profitability


LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital in this quarter was $1,768,000 and this was higher than the working capital level as at March
31,2004. The ratio of current assets to current liabilities was 1.19 to
 1, as compared to1.16 to 1 March 31, 2004. The Company had sufficient working capital for the three months ended September 30, 2004.
Majority of the Company's working capital was provided by the parent company in the form of trade payable. Management believes that the parent company will continue to provide financing at its discretion. The Company expects to meet its working capital requirements throughout 2004.



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

Date:  December _13, 2004

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


/s/  Philip Lau
Philip Lau
Chairman and President
Date:	December 13, 2004

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




/s/  Peter Horak
Peter Horak
Chief Executive Officer
Date:	December 13, 2004