Form 10-Q
period 2004-12-31
COSMO COMMUNICATIONS CORP
filed 2005-04-19
CIK 718096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
			 EXCHANGE ACT OF 1934

	For the quarterly period ended December 31, 2004

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

29,104,000 shares of the issuer's Common Stock were outstanding as of the latest practicable date December 31,2004




PART 1 - FINANCIAL INFORMATION


Item I.  Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cosmo Communications Corporation

We have reviewed the accompanying interim consolidated balance sheet of Cosmo Communications Corporation as at December 31, 2004, and the related consolidated statements of operations for the three-month and nine month periods December 31, 2004 and 2003, and the consolidated statements of cash flows for the nine month periods December 31, 2004 and 2003. These interim consolidated financial statements are the responsibility of the Company's management.

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




"SF Partnership, LLP"
Toronto, Ontario
February 11, 2005



COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS




						December	    March
	 					31, 2004 	   31, 2004
	   					     $	      $
	 					(in '000s)	 (in '000s)
						(unaudited)	  (audited)
CURRENT ASSETS

Cash and cash equivalents		    3,909		  770

Accounts receivable, net		    3,658	   	4,128

Inventories	     				    4,210	   	2,534

Prepaid and sundry receivable	 	        3             3
	                              _________      ________
Total current assets	  		   11,780	   	7,435
			  			_________      ________


PROPERTY AND EQUIPMENT, net  		       75		   91

DEFERRED CHARGES,NET OF AMORTIZATION	 14	         20

DEFERRED TAXES					176		  126
       ___________   __________
TOTAL		   				   12,045		7,672
						___________    _________



See notes to unaudited interim consolidated financial statements

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS

						  December	     March
	 					  31, 2004_	  31, 2004
							  $    	$
	 					  (in 000's) (in 000's)
						  (unaudited) (audited)

CURRENT LIABILITIES

Accounts payable and accrued expenses        575  	 685

Income taxes payable    			   189 	  47

Accounts payable to parent company		 6,278     4,228

Loan from parent company		 	 1,595     1,525
           						_______   _______
Total current liabilities			 8,637     6,485
							_______   _______

STOCKHOLDERS' EQUITY

Common Stock			   		 1,571	1,571

Treasury stock		    			  (116)	 (116)

Additional paid-in capital	  		 26,273	26,273

Accumulated deficit				(23,851)   (25,506)

Accumulated other comprehensive loss	 (  469)    (1,035)
							_________  ________
Total stockholders' equity			  3,408	 1,187

							_________	________
TOTAL	 						 12,045	 7,672
							_________	________







See notes to unaudited interim consolidated financial statements




COSMO COMMUNCIATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003




							 DEC 31	  DEC 31
					    	   	   2004	    2003
					   	   (In 000's)	(In 000's)
					  	  (Unaudited)	(unaudited)

Sales						    $ 16,278	$  8,143

Cost of Sales				      14,722         6,946
					           _______	 _______
Gross Margin				       1,556	   1,197

Commission income					   992	     410

Exchange gain (loss)				  ( 13) 		 -
							_______	 _______

Total operating income				 2,535	   1,607

Operating expenses:

Selling Expenses					   699	     558

General and Administrative			   532 	     501

Amortization					     8	       6
							_______	 _______

Total operating expenses			 1,239	   1,065

Income from operation				 1,296	     542

Interest expenses					  ( 82)	     (56)

Taxation						  ( 92)	      -_

NET INCOME						  1,122		486


INCOME PER SHARE				   	   0.04	     0.02

WEIGHTED AVERAGE OUTSTANDING			 29,104,000  29,104,000


See notes to unaudited interim consolidated financial statements

COSMO COMMUNCIATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003




							 DEC 31	  DEC 31
					    	   	   2004	    2003
					   	   (In 000's)	(In 000's)
					  	  (Unaudited)	(unaudited)

Sales						    $ 33,887	$ 26,702

Cost of Sales				      30,681        24,649
					           _______	 _______
Gross Margin				       3,206	   2,053

Commission income					 1,576	   1,259

Exchange gain					    22 		31
							_______	 _______

Total operating income				 4,804	   3,343

Operating expenses:

Selling Expenses					 1,364	   1,109

General and Administrative			 1,449	   1,110

Depreciation and amortization			    23	      13
							_______	 _______

Total operating expenses			 2,836	   2,232

Income from operation				 1,968	   1,111

Interest expenses					  (165)	    (132)

Income tax expense				  (151)	     (74)

							_______	 ________

NET INCOME						  1,652	  	905
							_______	 ________

INCOME PER SHARE				   	  0.06	     0.03

WEIGHTED AVERAGE OUTSTANDING			 29,104,000	 29,104,000


See notes to unaudited interim consolidated financial statements



COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003


								     2004	     2003
								(in 000's)  (in 000's)
							     (Unaudited) (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income						    	$   1,652  	$     905
Adjustments to reconcile net income
 to net cash used by operating activities:

       Depreciation & amortization			       24	        7
       Interest accrued					       70	       64

(Increase)decreasein accounts receivable,net          470	   (1,662)
(Increase) decrease in inventories 		  	   (1,677)	   (  791)
(Increase) decrease in future tax			      (48)	       -
Decrease in others					        -	        4
Increase (decrease)in accounts payable, trade	     (108)	      703
and services
Increase in tax provision				       142	       37
								   _______    _______
Net cash used in operating activities		       525	   (  733)


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment			  (     1)   (   72)
								  _________	 _______
Net cash used in investing activities 		  (     1)   (   72)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in Due to parent company		    2,050       576
								    ______	_______
Net cash provided by financing activities	          2,050       576

Increase (Decrease) in cash 		                2,574   (   229)

Foreign exchange on cash balance			      565 	    162

Cash and cash equivalents at the beginning of the   _ 770      _815_
period

Cash and cash equivalents at the end of the period $  3,909   $  748


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

Cash paid during the period for interest	   	   $    58    $   62


See notes to unaudited interim consolidated financial statements


COSMO COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

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


RESULTS OF OPERATIONS

NET SALES
Sales in this quarter in 2004 increased by $8,134,000 or 100% compared to the corresponding period in 2003. The increase in sales was a result of a new DVD product sold in the current quarter. The Company will continue to market this product and expects sales in this line will continue to be strong in the next twelve months.


COST OF SALES AND GROSS MARGIN
Gross margin as a percentage of sales was approximately 10% in this quarter as compared to 15% for the same period in 2003. The differential in gross margin was directly the result of change in the mix components of sales in the two quarters in comparison.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses in this quarter increased by 16% compared to the corresponding period in 2003. The increase was due to the vast increase in sales. As a percentage of sales, selling and general administrative expenses showed the Company improved its efficiency in operation. The combined selling and administration expenses decreased from 13% of sales in December 2003 to 8% in December
 2004.

INTEREST EXPENSES
The Company accrued interest at 6.125% p.a. on the loan advanced by the parent company. Other interest expenses were charged by banks in discounting letters of credit of sales. Interest expenses in this quarter was 47% higher than the corresponding period in 2003. due to higher sales activities in discounting and processing bills of sales.


NET EARNINGS
Net earnings in this quarter was an earning of $1,122,000 compared with a net earnings of $487,000 in the corresponding period in 2003. The improvement was a result of higher sales in the new products along with higher commissions from sales. The Company will continue to look at ways to market consumer electronic products that appeal to consumers in design and pricing.


LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital as of December 31 2004 continued to improve since the beginning of the fiscal year. The ratio of current assets to current liabilities was 1.37 to 1, as compared to1.15 to 1 atMarch 31, 2004. The Company had sufficient working capital for the three months ended December 31, 2004.
Majority of the Company's working capital was provided by the parent company in the form of trade payable. Management believes that the parent company will continue to provide financing at its discretion. The Company expects to meet its working capital requirements in the next twelve months.


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

Date:  _______________________

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




/s/  Peter Horak
Peter Horak
Chief Executive Officer
Date:	December 13,2004