Form 10KSB
period 2005-03-31
COSMO COMMUNICATIONS CORP
filed 2005-07-26
CIK 718096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
			 EXCHANGE ACT OF 1934

For the fiscal year ended March 31,2005
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

Check if there is no disclosure of delinquent filers pursuant to Item
405 Of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III Of this Form 10-K or any amendment to this form 10-K. ____

The registrant's revenues for the fiscal period ended March 31, 2005 were $35,452,000.

As of March 31, 2005, the market value of the registrant's Common Stock held by non-affiliates of the registrant was not able to be determined as there were no quotes on the bid and ask price of the Company's common stock.

The number of shares outstanding of the registrant's common stock is 29,104,000 as of March 31, 2005.

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

Item I.  Description of Business

Since its inception in March 1983, the Company, through its subsidiaries, imported, marketed and distributed in the United States and Canada consumer electronic products, including televisions, DVD players, video cassette recorders, audio equipment, digital alarm clocks, quartz alarm clocks, quartz wall clocks, clock radios and combination of clocks, radios and telephones. The audio equipment includes a full line of audio products, including personal cassette players, portable stereos and music centers with and without compact disc players. During the year ended
March 31, 2005, substantially all of the Company's sales activity related to customers located in Canada, with new business opened up in United Kingdom. The Company's products are marketed under various labels to mass merchandisers, drug store chains, specialty chain stores and other high-volume retailers. The Company's products are generally manufactured by its parent company and subcontractors in China.

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

Products
Clocks - The Company manufactures and markets a wide range of clocks, including electronic digital alarm clocks, quartz alarm clocks and quartz wall clocks.The Company currently offers approximately 20 models which retail at various prices ranging from approximately $5 to $20. The Company's electronic digital clocks contain microprocessors, printed circuit boards, light emitting diodes and ceramic buzzers.
Subcontractors in the People's Republic of China manufacture all the Company's wall clocks and battery operated quartz alarm clocks.
Clock Radios - The Company currently offers 20 models, with retail prices ranging from approximately $9 to $20. The Company's electronic digital clock radios contain audio components as well as components similar to those in its electronic digital clocks.

Compact Disc Players - The Company currently offered approximately 23 models of compact disc player and recorder products with retail prices ranging from $12 to $60. Some of the products are manufactured by our parent company and some are by subcontractors in the People's Republic of China under the Company's specifications.
FRS and GMRS - the Company is piloting a family radio system for families and extended families.
Telephones - the company also markets telephones both corded and cordless, including the 5.8GHz cordless.

Television and DVD players - the Company marketed 5 models of television including the popular flat screen models. DVD Players a new product line contributed to the sales growth and accounted for over 44% of the total sales in 2005.
Licensed Products - The Company is a party to a distribution agreement to market in Canada audio products utilizing the brand name "Audiovox".

Marketing
The Company's marketing strategy is targeted at high volume retailers with Broad distribution networks such as mass merchandisers, drug and other specialty chain stores, and other retailers. The Company did not make any sales in the US during 2005 but has made steady progress in establishing a wholesale distribution network in Canada. The Company generally sells its products using its own brand name "Cosmo" and licensed brand names. It also offers products made under the private label of its customers. The Company continues to look for opportunity to add licensed brand names to its product line. And large orders to make private labels as a way to grow the business. The Company's current strategy for re-entering the US market is to locate niche markets. So far it has not been able to sell in the US market, which is highly competitive. The following customers illustrate the Company's primary marketing channels and customers in 2005.
Wal-Mart Canada Inc.- Mass Merchandiser
Western Grocers - Supermarket

The Company believes that its sales to high volume retailers depends upon its ability to deliver a large volume of attractive and reliable items at prices generally at or below those of its competitors.Substantially all of the Company's Canadian sales are generated by either the Company's full-time sales staff or sales representatives. All of the Company's sales in 2005 were to customers within Canada. See Note 13
"Notes to Consolidated Financial Statements" for financial information about foreign and domestic operations. Sales to the Company's largest customer, accounted for approximately 90% of sales in 2005
(90% in 2004). The loss of this customer would have a significantly negative impact on the Company. The Company's products are generally sold with a one year limited warranty on labor and parts.

Manufacturing and Supply
Since being a member of the Starlight group in Hong Kong, the Company has used the manufacturing expertise of Starlight in providing product research and new product design. Substantially all of the CD players are manufactured by Starlight.
Subcontractors in the People's Republic of China make other products in accordance with the Company's specifications. The Company performs quality control inspections on the premises of its subcontractors, and also inspects its products upon their arrival in its warehouse in Canada.
All of the components and raw materials used by the Company are available from several sources of supply and the Company does not anticipate that the loss of any single supplier would have a material adverse effect on its business, operations or financial condition.

Product Development
During 2005, the Company continued to grow the business related to flat screen television and DVD products. Sales generated from this category accounted for 44% of total sales (21% in 2004) New products were developed in conjunction with the support of the parent company.
During the year ended March 31, 2005, the Company did not spend any significant amount in product development.

Competition
The consumer products industry in which the Company operates is characterized by intense price competition, ease of entry and changing patterns of consumer demand. Sales volume and profitability of particular consumer products can change significantly within a relatively short period. Accordingly, the Company is highly dependent on the ability of its management to anticipate and respond quickly to changes in trends for its products. The Company believes that it has the important factors necessary to compete including name recognition, price, quality reliability, attractive packaging, speed of delivery to customers and new or additional product features. The Company believes that its future success will depend upon its ability to develop and manufacture reliable products, which incorporate developments in technology and satisfy consumer tastes with respect to style and design. Further, the Company's ability to market such products at competitive prices is necessary in order to compensate for the lack of strong consumer name recognition.  In
2005, the Company remained competitive in the market place, principally owing to the support of its parent company in product development, sourcing sub-contractors, monitors quality control and delivery.
The Company believes that, through its parent's support, it is a significant distributor of compact disc players products Foreign Operations
The Company's sales, warehousing and administration are headquartered in Toronto, Canada.  Sourcing, supply and quality inspection operations
are based in Hong Kong.   Foreign currency exposure is limited to
Canadian and Hong Kong exchange rate fluctuation. The Company's cost structure is affected by import duties, loss of favorable tariff rates for products produced in the countries in which the Company subcontracts the manufacture of goods, imposition of import quotas, interruptions in sea or air transportation and political or economic changes in countries from which components or products are exported or into which they are imported. The Company will continue to subcontract its manufacturing needs to subcontractors in the People's Republic of China.

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

Employees
As of March, 2005, the Company had 35 full-time employees, including 1 in Hong Kong and 34 in Canada. In Hong Kong, one employee is engaged in sales and sourcing support duties. In Canada, 20 employees were engaged in warehouse distribution and service operations and 15 were sales, administrative and executive personnel.
The Company believes that its relations with its employees are satisfactory.

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

Item 2. Description of Property
The Company's executive offices and principal domestic manufacturing warehouse facilities are located in a 35,000 square foot building at 55 Travail Road, Markham, Ontario, Canada. Both the land and building are leased by the Company under the terms of a lease expiring in October 31, 2008.
Monthly rental is $26,500. The Company believes that its current facilities are satisfactory for its present needs and that insurance coverage is adequate for the premises.Minimum rental commitment is $314,332 in 2005 under the existing lease.

Item 3.	Legal Proceedings.
The Company is from time to time involved in routine litigation incidental to its business most of which is adequately covered by insurance and none of which, in the opinion of management, is expected to have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders.
During fiscal 2005, the Company did not submit any matter to a vote of security holders.


PART II

Item 5. Market for Common Equity and Related Stockholder Matters
Since 2001, the Company's Common Stock has been removed from the OTC Bulletin Board under the symbol "CSMO." There were no quotes of high and low during 2005 There were 166 record holders of the Common Stock on June 30, 2005. However those shares being held at various clearing houses, including Cede & Company have not been broken down. Accordingly, the Company believes there are many more beneficial owners of the Company's Common Stock whose shares are held in "street name", not in the name of the individual shareholder It is the present policy of the Company's Board of Directors to retain earnings. The Company has not declared any dividends in the past.
Any payment of cash dividends in the future will be dependent upon the financial condition, capital requirements and earnings of the Company and other factors, which the Board of Directors may deem relevant.

Item 6.  Management's Discussion and Analysis
Results of Operations
The following table sets forth, for the periods indicated, the relative percentages that certain items in the Company's Consolidated Statements of Operations bear to sales and the percentage of change in those items from period to period:


As a Percent of Sales
			Quarter Ended	  Year Ended    Year Ended
			March 31,        	   March 31,	March 31,
			   2003			2004		  2005
			(audited)            (audited)	(audited)

Sales			  100%			100%		   100%

Cost of Sales	  90.2%			91.6%		  92.6%

Gross Margin	  9.8%			8.4%		   7.4%

Commission Income	   3.1%			4.0%		   5.2%

Selling, General and
Administrative expenses   9.3%		9.4%		   9.4%


Income(loss)from
operations	 		 2.4			2.2%		   2.4%


Other expense		  1.9%		1.4%		   0.7%

Net Income			  3.0%		2.2%		   1.7%


Comparison of the year ended March 31, 2005 to the year ended March 31, 2004. And March 31, 2003:
Net income for 2005 declined by 48 basis points as a percentage of sales compared to 2004 and 90 basis points in 2004 compared to 2003.
Sales revenue increased by 10% in 2005, 63% in 2004 but gross profit margins continued to decline from 9.8% in 2003 8.4% in 2004 and 7.4% in 2005, reflecting that we operate in a very competitive segment of the consumer electronic market. In general, additional manufactured and overhead costs cannot be passed on easily to customers of the products we sell.

Sales revenue

Sales increased by 10% or $3.3 million in 2005. In 2004, we began selling flat screen television and DVD players.. This product category is now an important component of our sales and accounts for approximately 44% of total sales in 2005. Our other growth contributors include marketing one of our licensed brand names in the audio line. We also grew our sales revenue by opening new accounts in Canada and in United Kingdom. Our new customers have broadened to include specialized electronic distributors, home hardware stores and general department stores.

Commission revenue

As an alternative to direct sales, we continued to broker sales and earned higher income in commissions in 2005. Last year, we began to handle defective returns for certain major television manufacturers, and in 2005 we have grown in this category of revenue. Commission income increased by 28% as a percentage of sales or $511,000.in 2005.

Cost of sales

As discussed earlier, due to the highly competitive nature in the consumer electronic market, we adopted the strategy to sacrifice gross profit margin to achieve growth in sales. Cost of sales increased by 110 basis points over 2004 as a percentage of sales. Sourcing of products is assisted by the expertise and resources of our parent company, the Starlight Group, which is a major manufacturer of consumer electronics products in the People's Republic of China.

Operating expenses

Selling and administrative expenses as a group were similar in the current and past two years. Salaries and wages increased by 22% or $205,000 in 2005 mainly to keep up with increase in revenue activities.
As an industry standard practice, we granted advertising and handling allowances to our major customers as our contributions to promote and handle our products in stores. This category increased by 7% in 2005 or $64,000, which was in line with the increased in sales activities.

We were able to keep most of the fixed portion of the administrative and general expenses similar to the past years. We do not foresee any major change in our overhead structure in 2006.

Interest expense increased by 16% in 2005 or $23,000. The increase was due primarily to higher activities in letter of credit sales together with a small increase in interest rates in the past twelve months. A portion of the interest expense ($92,500) was accrued on the loan due to our parent company the rate of interest applied to the loan balance was unchanged from 2004.
During 2005, we have not borrowed additional amount from our parents for long term use and have not repaid any principal amount nor interest. We do not expect any change in our long term financing requirements in 2006.

Depreciation and amortization expense of $ 32,000 ($21,000 in 2004) was substantially unchanged from the prior year. We did not incur any major expenditure in plant and equipment in 2005 and we have no plans to invest in equipment and machinery in 2006.


Liquidity and Capital Resources

At March 31, 2005, our working capital ratio was 1.43 compared to 1.15 in 2004.

During the year, accounts receivable was substantially reduced but inventory, particularly in the DVD category was built up in preparation of the "back to school" sale in the summer months.
We also reduced our trade payable owed to our parent company substantially at March 31, 2005.

We did not borrow additional funds for long-term purpose in 2005. Our main source of financing came from our parent company, which did not require us to pay down principal nor interest on the loan due them. Amount due on the trade payable balance is interest free. With the continued support of our parent company, we expect to have adequate working capital in the next twelve months for our operation.

We made small expenditures in plant and equipment in 2005 as capital Expenditure is not a major part for our growth. We have no plan to make major acquisitions in the next twelve months.

Risk management

We are subject to risk from exchange rate fluctuations. While our product purchases are transacted in United States dollars, most transactions among the suppliers and subcontractors are effected in HK dollars. Accordingly, fluctuations in Hong Kong monetary rates may have an impact on our cost of goods. Furthermore, appreciation of Chinese currency values relative to the Hong Kong dollar could increase the cost of the products manufactured in the People's Republic of China, and thereby have a negative impact on us as well. Since a portion of our sales are in Canadian dollars, we are at risk with regards to the conversion of Canadian dollars to US dollars to pay our suppliers. Therefore, fluctuations in the conversion rate may have an impact on us. Based on our evaluation of anticipated changes in exchange rates, we may from time to time purchase forward exchange contracts to hedge against these risks. However, the Hong Kong dollar remains the functional currency of our Hong Kong subsidiaries, and we do not hedge against risks of foreign currency transaction or translation loss.

Item 7.	Financial Statements.
See the Company's Consolidated Financial Statements following page 14 of this Annual Report on Form 10-KSB.
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
The Company has reported no disagreements






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

Name			Age		Position
Philip Lau		57		Chairman of the Board of Directors, and
President
Peter Horak		64		Chief Executive Officer, Canada
Yu Wing Kin		53		Vice President, Administration, Hong Kong
Carol Atkinson	56		Director
Jacky Lau		46		Director

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



Section 16(a) Beneficial Ownership and Reporting Compliance
The directors and executive officers of the Company, and the owners of more than ten (10%) percent of the Company's outstanding Common Stock, are required to file reports with the Securities and Exchange Commission, reporting changes in the number of shares of the Company's Common Stock beneficially owned by them and provide the Company with copies of all such reports. Based solely on its review of the copies of such reports furnished to the Company and written representations from the executive officers and directors, the Company believes that all reports were timely made for the quarter ended March 31, 2005


Item 10.		Executive Compensation
        Summary Compensation Table.
The following table sets forth, for the 2005 and 2004 fiscal periods, respectively, compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each other executive officer whose total annual salary and bonus for the 2005 fiscal year totaled $100,000 or more (collectively, the "Named Executive Officers").

       Annual Compensation(1)
      	2005	    2004   	2005	   2004		All Other
      	(12 months			   (12 months				  ended				ended
		  March 31,)			March 31,)
Name and Principal Position  Salary ($) Bonus ($) Compensation
_______________________________________________________________
Starlight International
5/F, Shing Dao Industrial Building
232 Aberdeen Main Road
Hong Kong
Philip Lau		none		none	   	none		none 		(1)
Peter Horak
CEO, Canada		143,000	133,000     none		none		(1)

Carol Atkinson    none	      none	      none	      none	      (1)

Jacky Lau	      none		none	      none	      none	      (1)


(1) The column for "Other Annual Compensation" has been omitted because there is no compensation required to be reported in such column. The aggregate amount of perquisites and other personal benefits provided to each Named Executive Officer is less than 10% of the total of annual salary and bonus of such officer.

Option Grants Table.  No options were granted or exercised during 2005.

Aggregated Fiscal Year-End Option Value Table.   No Named Executive Officers
held any options as of the fiscal quarter ended March 31, 2005.

Long-Term Incentive and Pension Plans. The Company does not have any long-term incentive or pension plans.

Compensation of Directors. Directors who are not officers of the Company generally receive meeting attendance fees of $300. However, each such director waived his right to receive such fees during fiscal 2005.
Annual retainers are not currently provided to directors; however, such retainers may be re-instituted in the future. Directors are eligible to receive grants of options under the Company's stock option plan.
No stock options were granted to any directors of the Company during fiscal 2005.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.
The information contained in the table was furnished by the persons listed therein. The calculations of the percent of shares beneficially owned are based on 29,104,000 shares of common stock outstanding on July 31, 2005.
None of the persons named below own any options or warrants to purchase shares of the Corporation's common stock




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

(1) Includes 26,585,008 shares owned by Master Light Enterprises, Ltd., of which Mr. Philip Lau is the controlling stockholder.

Item 12. 	Certain Relationships and Related Transactions.

As of March 31, 2005, the Company owed approximately $4,445,000 to its parent group of companies, principal shareholders of the Company.
$2,712,000 was owed in the form of trades payable.  The balance was in the form of a loan.
During fiscal 2005, the Company purchased $21,703,000 ($19,392,000 in 2004)
of products from its parent group of companies and received $344,000
($243,000 in 2004) as commissions in the sales brokerage activities.


Item 13.	Exhibits, Lists and Reports on Form 8-K.

(a)	1.	Financial Statements:

Reference is made to the index to the Company's Consolidated Financial Statements following page 17 of this Annual Report on Form 10-KSB.

2.	Financial Statement Schedules:
These schedules are otherwise contained within the Company's Consolidated Financial Statements following page 17 of this Annual Report on Form 10-KSB.

3.	Exhibits:

Exhibit No.	 Description
3.1.1	Registrant's Articles of Incorporation, as amended
3.2	Registrant's Bylaws (1)
10.1 Amended and Restated 1990 Stock Option Plan (Compensatory Plan) (2) Stock Purchase Agreement dated April 28, 2000 by and among Company,
Amancio Victor Suarez, Carlos Ortega, Amancio J. Suarez and
Master Light Enterprises Ltd., as assignee of Starlight Marketing Development Ltd. And the related letter agreements supplementing and modifying the terms of the Stock Purchase Agreement April 19, 2000,
July 13, 2000, July 27, 2000, November 20, 2000 and August 20, 2001.

22.1		List of Registrant's Subsidiaries (3)


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

Signatures
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COSMO COMMUNICATIONS CORPORATION
DATED: June 3, 2005
/s/ Peter Horak
PETER HORAK
Chief Executive Officer, Canadian operation

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: June 3, 2005
/s/ Philip Lau
PHILIP LAU,
Chairman of the Board
President

/s/ Peter Horak
PETER HORAK
Chief Executive Officer


Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
I, Philip Lau, certify that:
1. I have reviewed this annual report on Form 10-KSB of Cosmo
Communications Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual reports;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/  Philip Lau
Philip Lau
Chairman and President
Date:	_June 3, 2005



Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
I, Peter Horak, certify that:
1.I have reviewed this annual report on Form 10-KSB of Cosmo Communications Corporation;
2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual reports; 4,The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and 6.The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/  Peter Horak
Peter Horak
Chief Executive Officer
Date:	June 3, 2005






COSMO COMMUNICATIONS CORPORATION
CONSOLIDTED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 205 AND 2004


REPORT OF INDENDENT REGISTERED PUBLIC ACCOUNTING
FIRM										1
CONSOLIDATED BALANCE SHEETS 						2
CONSOLIDATED STATEMENTS F CHANGES IN STOCKHOLDERS'
EQUITY										3
CONSOLIDATED STATEMENTS OF EARNINGS					4
CONSOLIDATED STATEMENTS OF CASH FLOWS					5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS				         6-14




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Cosmo Communications Corporation:

We have audited the accompanying consolidated balance sheets of Cosmo Communications Corporation as at March 31, 2005 and 2004 and the consolidated statements of changes in stockholders' equity, earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cosmo Communication Corporation as at March 31, 2005 and 2004 and the results of its operations changes in its stockholders' equity and its cash flows for the years ended in accordance with accounting principles generally accepted in the United States of America.

SF Partnership
Chartered Accountants
Toronto,Canada

June 3, 2005


COSMO COMMUNICATIONS CORPORATION
Consolidated Balance Sheets
March 31, 2005 and 2004
($ in 000's)
		(note 15)
							2005		2004
ASSETS
Current
Cash						$	629	$	770
Accounts receivable (note 3)					1,833	            4,128
Inventories						5,066	            2,534
Prepaid and sundry assets					      3                         3

							7,531      	7,435
Equipment (note 4)						    73     		    91
Deferred Charges, net of depreciation				    13		   20
Deferred Taxes 						    23		  126

						$	7,640	$	7,672

LIABILITIES
Current
Accounts payable and accrued charges		$	910	$	685
Income taxes payable					  40		  47
Accounts payable to parent company (note 5)			2,712	            4,228
Loan from parent company (note 6)				1,617	            1,525

							5,279		6,485

STOCKHOLDERS' EQUITY
Capital Stock (note 7 and 9)					1,455	   	1,455
Additional Paid In Capital					26,273		26,273
Accumulated Other Comprehensive Loss			(486)		(1,035)
Accumulated Deficit 					(24,881)		(25,506)

							2,361 		1,187

						$	7,640	$	7,672

APPROVED ON BEHALF OF THE BOARD

COSMO COMMUNICATIONS CORPORATION
Consolidated Statements of Changes in Stockholders' Equity
Years Ended March 31, 2005 and 2004
($ in 000's)
				Paid in	Accumulated
			Capital in		Other			Total
	Number of	Capital	excess of Comprehensive Accumulated Stockholders'
	Shares		Stock	Par Value	Loss	   Deficit	      Equity

Balance, April 2, 2003
  29,104,000  	$ 1,455     $ 26,273  	$ (1,318)	 $ (26,225)     $  185

Foreign exchange on translation
	   -		-              -		283	       -	         283
Net earnings
                -		-	-		  -	    719	         719

Balance, March 31, 2004
		    29,104,000    $ 1,455     $ 26,273  $  (1,035)  $ (25,506)    $ 1,187

Foreign exchange on translation

		-	-	     -		549	      -	         549
Net earnings
		-	-	     -		  -	625	         625

Balance, March 31, 2005
	  29,104,000     $ 1,455	$ 26,273 	   $ (486)	      $ (24,881) 	    $ 2,361


COSMO COMMUNICATIONS CORPORATION
Consolidated Statements of Earnings
Years Ended March 31, 2005 and 2004
($ in 000's)
(except per share data)
		(note 15)
						2005		2004
Sales					     $	35,452	      $	32,159
Cost of Sales 					32,846		29,476

Gross Profit					2,606		2,683
Commission and Other Income			1,854		1,283

						4,460		3,966
Expenses
General and administrative				1,708		1,382
Selling and delivery					1,613		1,616
Financial						   205	                177
Exchange loss 					    36		    80
Amortization					    32		    21

						3,594		3,276

Earnings Before Income Taxes			866		690
Income taxes -current				137		97
Income taxes - deferred				104	             (126)

						241		(29)
Net Earnings 				$	625	$	719

Earnings per weighted average number of
shares outstanding - basic and diluted		$	0.02	$	0.02

Weighted average number of shares
outstanding - basic and diluted		29,104,000	     29,104,000


COSMO COMMUNICATIONS CORPORATION
Consolidated Statements of Cash Flows
Years Ended March 31, 2005 and 2004
($ in 000's)
		(note 15)
						2005		2004
Cash Flows from Operating Activities
Net earnings				$	625	$	719
Adjustment for:
Amortization					  32		  21
Deferred taxes		 			104		(126)

						761		614
Change in non-cash working capital
Accounts receivable				2,295		(1,398)
Inventories				            (2,532)		(517)
Prepaid and sundry assets				    -		36
Accounts payable and accrued charges		226		(104)
Accounts payable to parent company		           (1,517)		996
Income taxes payable				(8)		47
Foreign currency translation adjustment		549		283

						(226)		(43)

Cash Flows from Investing Activities
Additions to equipment				(8)		(89)

Cash Flows from Financing Activities
Proceeds of advances from parent company		93		87

Net (Decrease) Increase in Cash			(141)		(45)
Cash - beginning of  year				770		815

Cash - end of year				$	629	$	770



Supplemental Disclosure of Cash Flow Information:
Cash paid for Interest			$	205	$	177

Cash paid for Income taxes			$	144	$	76

COSMO COMMUNICATIONS CORPORATION
Notes to Financial Statements
March 31, 2005 and 2004
($ in 000')
(except per share data)

1.	Nature of Operations
Cosmo Communications Corporation and subsidiaries (the "Company")
market and distribute consumer electronic products.  The Company has operations in Hong Kong and Canada.
2.	Summary of Significant Accounting Policies
a) Principles of Consolidation

The Company includes, in consolidation, its wholly owned subsidiaries,
Cosmo Communications Canada Corporation Inc. and Cosmo
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
Equipment is stated at cost less accumulated amortization. Amortization, based on the estimated useful lives of the assets, is provided using the undernoted annual rates and methods:
Furniture and fixtures	20%	Declining balance
Office equipment	20%	Declining balance
Computer equipment	25%	Declining balance
Warehouse equipment	20%	Declining balance
Leasehold improvements                           	5 years Straight-line

COSMO COMMUNICATIONS CORPORATION
Notes to Financial Statements
March 31, 2005 and 2004
($ in 000')
(except per share data)
2.	Summary of Significant Accounting Policies (cont'd)
d) Deferred Charges

Deferred charges consist of costs of the financing and reorganisation of the Company and are amortized over 5 years.
e) Foreign Translation Adjustment
The accounts of the foreign subsidiaries were translated into U.S. dollars in accordance with the provisions of Financial Accounting Standards Board Statement ("SFAS") No. 52. Management has determined that the
Hong Kong dollar is the functional currency of the Hong Kong subsidiaries and the Canadian dollar is the functional currency of the Canadian subsidiary. Certain current assets and liabilities of these foreign entities are denominated in U.S. dollars. In accordance with the provisions of SFAS No. 52, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant periods. Adjustments resulting from the translation of the financial statements from their functional currencies to United States dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income for the relevant periods.

f) Revenue Recognition

Sales are recognized upon shipment of goods as that is the point at which title passes to the customer, net of estimated sales returns. Revenue is recognised if persuasive evidence of an agreement exists, the sales price is fixed or determinable, and collectibility is reasonably assured.
g) Concentration of Credit Risks

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies, which includes the analysis of the financial position of its customers and the regular review of their credit terms.





COSMO COMMUNICATIONS CORPORATION
Notes to Financial Statements
March 31, 2005 and 2004

2.	Summary of Significant Accounting Policies (cont'd)

h) Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, receivables, payables, debt and credit facilities. The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies.
Considerable judgment is required in estimating fair value.
Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.
At March 31, 2005 and 2004, the carrying amounts of accounts receivable, accounts payable and accrued charges, and loans payable approximate their fair values due to the short-term maturities of these instruments.

   i)	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
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





COSMO COMMUNICATIONS CORPORATION
Notes to Financial Statements
March 31, 2005 and 2004

2.	Summary of Significant Accounting Policies (cont'd)
k)	Earnings Per Share

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

Stock based compensation plans include all arrangements by which employees and nonemployee members of the Board of Directors receive shares of stock or other equity instruments of the Company or the Company incurs liabilities to employees in amounts based on the price of the Company's stock. The
Company has chosen to continue to account for stock-based plans using the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No.25, "Accounting for Stock issued to Employees" and related interpretations. Accordingly, compensation cost of stock based compensation is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee or non employee member of the Board of Directors must pay for the stock. The Company did not enter into any stock based compensation arrangement in 2005 or 2004.Pro forma net earnings and earning per share disclosure as if the Company recorded compensation expense based on fair value for stock based awards in accordance with the provisions of SFAS No. 148 "Accounting for stock based Compensation - Transition and Disclosure," are not materially different.

m)	Comprehensive Income

The Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS
No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of changes in stockholders' equity, and consists of net loss and unrealised gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

COSMO COMMUNICATIONS CORPORATION
Notes to Financial Statements
March 31, 2005 and 2004

3.	Accounts Receivable

The allowance for doubtful accounts for the year ended March 31, 2005 amounted to $57,610 (2004 - $41,895).

The Company carries accounts receivable at the amounts it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognised in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from those estimated.
4.	Equipment
				2005			2004
				Accumulated		Accumulated
				Cost	Depreciation	Cost	Depreciation

Furniture and fixtures	$	42	$	36	$  43	$  35

Office equipment			32		26	   33	    25

Computer equipment		39		26	   31            19
Leasehold improvements		13		13             13            13
Warehouse equipment		68		20	   70	     7

			$	194	$	121     $	 190	$   99

Net carrying amount			$	73		$   91
5.	Accounts Payable to Parent Company
As of March 31, 2005, the Company owed approximately $4,445 (2004 - $5,753) to the parent company ("Starlight"), the principal shareholders of the Company. Of this amount $2,712 was owed in the form of trade payable (2004 - $4,228) and the remainder was in the form of a loan (note 6).


COSMO COMMUNICATIONS CORPORATION
Notes to Financial Statements
March 31, 2005 and 2004
6.	Loan From Parent Company
The loan from Starlight bears interest at Hong Kong prime rate plus 1% and is payable on demand. Interest accrued as of March 31, 2005 was $455 (2004 - $363).
7.	Common Stock and Treasury Stock
Authorized
30,000	preferred shares, cumulative, convertible at $0.01 par value
9,970,000	preferred shares, at $0.01 par value
50,000,000	common shares at $0.05 par value, voting,  participating
  	2005	2004
Issued
	29,104,000	common shares	$	1,571		$	1,571
	2,314,567	treasury stock		(116)			(116)

		$	1,455		$	1,455

8.	Related Party Transactions
Apart from those as disclosed in note 6, the Company's transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company's business. During the year ended March 31, 2005, the Company purchased $21,703
(2004 $19,392) of goods from Starlight and received $344 (2004 - $243) in commissions.

COSMO COMMUNICATIONS CORPORATION
Notes to Financial Statements
March 31, 2005 and 2004
9.	Stock Option Plan
The Board of Directors of the Company (the "Board") adopted the 1990 Stock Option Plan (the "Plan) effective December 15, 1990. Effective December 23, 1994, the 1990 Stock Option Plan was amended and restated. The Plan reserved 270,000 shares of common stock for issuance there under. Under the Plan, the Company may grant incentive stock options, nonqualified stock options, and stock appreciation rights. The purpose of the Plan is to further the best interests of the Company and its subsidiaries by encouraging employees and consultants of the Company and its subsidiaries to continue association with the Company. The employees eligible to participate in the Plan as recipients of stock options or stock appreciation rights are such officers and employees of the Company and such other key employees of the Company and its subsidiaries, as the Board shall from time to time determine, subject to the limitations of the Plan.

The Plan is administered by the Board or by a committee of the Board designated by the Board. The Board, or such committee, determines, among other things, which officers, employees and directors of the Company receive options or stock appreciation rights under the Plan, the number of shares to be covered by the options, and the date of grant of such options.

The options granted under the Plan terminate at the earlier of (i) a date set by the Board at the time of grant, or (ii) ten years from their respective dates of grant, except in the case of incentive stock options granted to a shareholder owning ten percent (10%) or more of the Company's common stock, with respect to whom options granted are exercisable over a period no longer than five years. The exercise price for stock options granted under the Plan is determined by the Board and is required to be at least the par value per share of the common stock, except in the case of incentive stock options (which must have a price which is not less than market price of the shares on the date of the options granted) to a shareholder owning ten percent (10%) or more of the Company's common stock, with respect to whom the exercise price is required to be at least one hundred ten percent (110%) of such market price. The exercise price must be paid in full by an employee in cash, common stock of the Company or any other form of payment permitted by the Board. As of March 31, 2005 the Company terminated its stock option plan.
Nil (2004 -252,000) stock options were outstanding and nil (2004 230,000) were exercisable. The exercise price of the stock options ranged from $.45 - $1.55 per option.

COSMO COMMUNICATIONS CORPORATION
Notes to Financial Statements
March 31, 2005 and 2004
10.	Income Taxes
Future income tax assets and liabilities are recognized on temporary differences between the financial and tax bases of the equipment in note 4 as well as unused tax loss carry forwards. The provision for income taxes has been computed as follows:
	`						2005		2004
Expected income tax recovery at the statutory rate of 35.42%
(2004- 36.60%) in Canada, 17.5% (2004 - 16%) in Hong Kong
and 15.5% (2004 - 20.5%) in USA				$ 220  		 $150

Tax effect of expenses that are not deductible for income tax
purposes (net of other amounts deductible for tax purposes) 	   13		  12

Tax effect of differences in the timing of deductibility of items for income tax purposes:
Differences between depreciation and capital cost allowance 	   (3)		(30)

Recognition of non-capital tax losses				(104)	             (100)
Unrealised exchange gains					   11		(11)

							 137	              21
Utilization of non-capital tax losses to offset current taxable
income 							  94		(63)

Non-capital tax losses available to offset future taxable income,
as described below 					 10		13

Provision for income taxes				$	241	$	(29)


10.	Income Taxes (cont'd)
							2005		2004
The components of future income taxes are as follows:
Deferred income tax liabilities:
Deferred income tax assets:
Equipment					$	23	$	26

Non-capital tax loss carry-forward				  -	              100

Deferred income taxes				$	23	$	126

11.	Contingencies
The Company is not in compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.  Management is unable to determine what effect, if any, this non compliance will have on its operations.
12.	 Economic Dependence
The Company is economically dependent upon its parent company for the supply of inventory products to its customers. A Canadian mass market merchandiser and chain store is the Company's largest customer, which accounted for approximately 90% of sales in 2005 and 90% in 2004. Economic dependence exists with this identified customer. Loss of the customer may have significant adverse results to the financial position of the Company.

As of March 31, 2005, the accounts receivable from this customer amounted to approximately $239 (2004 - $95)


??

??

??

??





COSMO COMMUNICATIONS CORPORATION
Notes to Financial Statements
March 31, 2005 and 2004
($ in 000's)
(except per share data)



COSMO COMMUNICATIONS CORPORATION
Notes to Financial Statements
March 31, 2005 and 2004
($ in 000's)
(except per share data)