Form 10KSB/A
period 2005-03-31
COSMO COMMUNICATIONS CORP
filed 2005-09-08
CIK 718096

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

Products
Clocks - The Company manufactures and markets a wide range of clocks, including electronic digital alarm clocks, quartz alarm clocks and quartz wall clocks.
 The Company currently offers approximately 20 models which retail at various prices ranging from approximately $5 to $20. The Company's electronic digital clocks contain microprocessors, printed circuit boards, light emitting diodes and ceramic buzzers. Subcontractors in the People's Republic of China manufacture all the Company's wall clocks and battery operated quartz alarm clocks.
Clock Radios - The Company
currently offers 20 models, with retail prices ranging from approximately $9 to $20. The Company's electronic digital clock radios contain audio components as well as components similar to those in its electronic digital clocks.

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

Marketing
The Company's marketing strategy is targeted at high volume retailers with Broad distribution networks such as mass merchandisers, drug and other specialty chain stores, and other retailers. The Company did not make any sales in the US during 2005 but has made steady progress in establishing a wholesaledistribution network in Canada.
The Company generally sells its products using its own brand name "Cosmo" and licensed brand names. It also offers products made under the private label of its customers.
The Company continues to look for opportunity to add licensed brand names to Its product line. And large orders to make private labels as a way to grow the business.
The Company's current strategy for re-entering the US market is to locate niche markets. So far it has not been able to sell in the US market, which is highly competitive. The following customers illustrate the Company's primary marketing channels and customers in 2005.
Wal-Mart Canada Inc.- Mass Merchandiser
Western Grocers - Supermarket

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

Product Development
During 2005, the Company continued to grow the business related to flat screen television. and DVD products Sales generated from this category accounted for 44% of total sales.(21% in 2004) New products were developed in conjunction with the support of the parent company. During the year ended March 31, 2005, the Company did not spend any significant amount in product development.

Competition
The consumer products industry in which the Company operates is characterized by intense price competition, ease of entry and changing patterns of consumer demand. Sales volume and profitability of particular consumer products can change significantly within a relatively short period. Accordingly, the Company is highly dependent on the ability of its management to anticipate and respond quickly to changes in trends for its products.
The Company believes that it has the important factors necessary to compete including name recognition, price, quality reliability, attractive packaging, speed of delivery to customers and new or additional product eatures. The Company believes that its future success will depend upon its ability to develop and manufacture reliable products, which incorporate developments in technology and satisfy consumer tastes with respect to style and design.
 Further, the Company's ability to market such products at competitive prices is necessary in order to compensate for the lack of strong consumer name recognition. In 2005, the Company remained competitive in the market place, principally owing to the support of its parent company in product development, sourcing sub-contractors , monitors quality control and delivery. The Company believes that, through its parent's support, it is a significant distributorof compact disc players products

Foreign Operations
The Company's sales, warehousing and administration are headquartered in Toronto, Canada. Sourcing, supply and quality inspection operations are
based in Hong Kong.   Foreign currency exposure is limited to Canadian and
Hong Kong exchange rate fluctuation.
The Company's cost structure is affected by import duties, loss of favorable tariff rates for products produced in the countries in which the Company subcontracts the manufacture of goods, imposition of import quotas, interruptions in sea or air transportation and political or economic changes in countries from which components or products are exported or into which they are imported.
The Company will continue to subcontract its manufacturing needs to subcontractors in the People's Republic of China.

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
The Company's executive offices and principal domestic manufacturing warehouse facilities are located in a 35,000 square foot building at 55 Travail Road, Markham, Ontario, Canada. Both the land and building are leased by the Company under the terms of a lease expiring in October 31, 2008. Monthly rental is $26,500. The Company believes that its current facilities are satisfactory for its present needs and that insurance coverage is adequate for the premises.
Minimum rental commitment is $314,332 in 2005 under the existing lease.

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

Interest expense increased by 16% in 2005 or $23,000. The increase was due primarily to higher activities in letter of credit sales together with a small increase in interest rates in the past twelve months. A portion of the interest expense ($92,500)was accrued on the loan due to our parent
company   The rate of interest applied to the loan balance was unchanged from 2004. During 2005, we have not borrowed additional amount from our parents for long term use and have not repaid any principal amount nor interest. We do not expect any change in our long term financing requirements in 2006.

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

We did not borrow additional funds for long-term purpose in 2005. Our main sourceof financing came from our parent company, which did not require us to pay down principal nor interest on the loan due them. Amount due on the tradepayable balance is interest free. With the continued support of our parent company, we expect to have adequate working capital in the next twelve months for our operation.

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


(1) Incorporated by reference to the exhibit with the same number filed
(2)  with

 the Registrant's Registration Statement No. 2-83088.
(3) Incorporated by reference to  exhibit 10.2 filed with the
(4) Registrant's
 Annual Report on Form 10-K for fiscal 1990.
(5) Filed in part herewith, and incorporated by reference to (i) exhibits 10.8, 10.9, 10.10, 10.11, 10.12 and 10.13 filed with the Registrant's
Annual Report on Form 10-K for fiscal 1989, and (ii) exhibits 10.4 filed with the Registrant's Annual Reports on Form 10-K for fiscal 1990, 1991 and 1992, respectively.
(b) 	Reports on Form 8-K
No reports on Form 8-K were filed during the last quarter of the period covered by this report.
Signatures
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COSMO COMMUNICATIONS CORPORATION
DATED: June 3, 2005
/s/ Peter Horak
PETER HORAK
Chief Executive Officer,Canadian operation

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: June 3, 2005
/s/ Philip Lau
PHILIP LAU,
Chairman of the Board
President

/s/ Peter Horak
PETER HORAK
Chief Executive Officer


Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
I, Philip Lau, certify that:
1. I have reviewed this annual report on Form 10-KSB of Cosmo Communications Corporation;
2. Based on my knowledge, this annual report does not contain any
3. untrue
 statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
4. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual reports;
5. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined
 in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
6. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of
b) internal
 controls which could adversely affect the registrant's ability to record,
 process, summarize and report financial data and have identified for the
 registrant's auditors any material weaknesses in internal controls;
and
c) any fraud, whether or not material, that involves management or other employees who have a significant
role in the registrant internal controls; and
7. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
/s/  Philip Lau
Philip Lau
Chairman and President
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

APPROVED ON BEHALF OF THE BOARD

COSMO COMMUNICATIONS CORPORATION
Consolidated Statements of Changes in Stockholders' Equity
Years Ended March 31, 2005 and 2004
($ in 000's)
			     Paid in         Accumulated
			     Capital in     Other	     	       	   Total
	Number of   Capital     excess of     Comprehensive    Accumulated    S/Holders
	Shares	    Stock	     Par Value     Loss		Deficit	   Equity

Balance, April 2, 2003
	29,104,000 $1,455	  $26,273        $ (1,318)		$(26,225)	    $   185
Foreign exchange on translation
	-	     -	       -	          283		-	          283
Net earnings
	-	    -	       -	         -			719	         719
Balance, March 31, 2004
	29,104,000  $ 1,455 $26,273       $ (1,035)	           $(25,506)     $ 1,187
Foreign exchange on translation
	      -                -	      -	           549		       -	         549
Net earnings
	      -	         -	      -	            -			    625	        625

Balance, March 31, 2005
	29,104,000 $ 1,455 $26,273     $  (486)	            $   (24,881)    $ 2,361



COSMO COMMUNICATIONS CORPORATION
Consolidated Statements of Earnings
Years Ended March 31, 2005 and 2004
($ in 000's)
(except per share data)
								   (note 15)
							 2005	     2004
Sales						$	35,452	$   32,159
Cost of Sales 						32,846	    29,476

Gross Profit						2,606	      2,683
Commission and Other Income				1,854	      1,283

							4,460	       3,966
Expenses
General and administrative					1,708	       1,382
Selling and delivery						1,613	       1,616
Financial							   205               177
Exchange loss 						     36                 80
Amortization						     32                 21

							3,594	        3,276

Earnings Before Income Taxes				   866                 690
Income taxes - current					    137		97
Income taxes - deferred					    104 	          (126)

							    241                (29)
Net Earnings 					    $	    625	   $      719

Earnings per weighted average number of
shares outstanding - basic and diluted		     $	   0.02	   $      0.02

Weighted average number of shares
outstanding - basic and diluted			29,104,000	    29,104,000


COSMO COMMUNICATIONS CORPORATION
Consolidated Statements of Cash Flows
Years Ended March 31, 2005 and 2004
($ in 000's)
								   (note 15)
							2005	      2004
Cash Flows from Operating Activities
Net earnings					       $	625	$     719
Adjustment for:
Amortization						   32	         21
Deferred taxes						  104	     (126)

					  		  761              614
Change in non-cash working capital
Accounts receivable					2,295	   (1,398)
Inventories					            (2,532)	      (517)
Prepaid and sundry assets					     -	        36
Accounts payable and accrued charges			   226	     (104)
Accounts payable to parent company				(1,517)	      996
Income taxes payable					      (8)	       47
Foreign currency translation adjustment			     549	     283

							   (226)	    (43)

Cash Flows from Investing Activities
Additions to equipment					(8)	     (89)

Cash Flows from Financing Activities
Proceeds of advances from parent company			93	       87

Net (Decrease) Increase in Cash				(141)	    (45)
Cash - beginning of  year					770	     815

Cash - end of year					     $	629        $     770



Supplemental Disclosure of Cash Flow Information:
Cash paid for Interest				     $	205    	$     177

Cash paid for Income taxes				     $	144	$      76

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

Stock-based compensation plans include all arrangements by which employees and non-employee members of the Board of Directors receive shares of stock or other equity instruments of the Company or the Company incurs liabilities to employees in amounts based on the price of the Company's stock. The
Company has chosen to continue to account for stock-based plans using the intrinsic value method prescribed by Accounting Principles Board
Opinion ("APB") No.25, "Accounting for Stock issued to Employees" and related interpretations. Accordingly, compensation cost of stock based compensation is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee or non-employee member of the Board of Directors must pay for the stock.
The Company did not enter into any stock based compensation arrangement in 2005 or 2004.Pro forma net earnings and earning per share disclosure as if the Company recorded compensation expense based on fair value for stock-based awards in accordance with the provisions of SFAS No. 148 "Accounting for stock-based Compensation - Transition and Disclosure," are not materially different.

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
The loan from Starlight bears interest at Hong Kong prime rate plus 1% and is payable on demand. Interest accrued as of March 31, 2005 was $455 (2004- $363).

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
Apart from those as disclosed in note 6, the Company's transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company's business. During the year ended March 31, 2005, the Company purchased $21,703
(2004 - $19,392) of goods from Starlight and received $344 (2004 - $243) in commissions.

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

As of March 31, 2005 the Company terminated its stock option plan. Nil (2004 - 252,000) stock options were outstanding and nil (2004 - 230,000) were exercisable. The exercise price of the stock options ranged from $.45 - $1.55 per option.

COSMO COMMUNICATIONS CORPORATION
Notes to Financial Statements
March 31, 2005 and 2004
10.	Income Taxes
Future income tax assets and liabilities are recognized on temporary differences between the financial and tax bases of the equipment in note 4 as well as unused tax loss carryforwards. The provision for income taxes has been computed as follows:
							2005		2004
Expected income tax recovery at the statutory rate
of 35.42% (2004 - 36.60%) in Canada, 17.5%
(2004 - 16%) in Hong Kong and 15.5%
(2004 - 20.5%) in USA				   $	220	   $	150

Tax effect of expenses that are not deductible
for income tax purposes (net of other amounts
deductible for tax purposes)					13		12

Tax effect of differences in the timing of deductibility
of items for income tax purposes:
Differences between depreciation and capital cost allowance	(3)		(30)

Recognition of non-capital tax losses				(104)		(100)

Unrealised exchange gains					11		(11)

							137		21

Utilization of non-capital tax losses to offset current
 taxable income						94	 	(63)

Non-capital tax losses available to offset future taxable
 income, as described below					10		13

Provision for income taxes				$	241	$	(29)


COSMO COMMUNICATIONS CORPORATION
Notes to Financial Statements
March 31, 2005 and 2004

10.	Income Taxes (cont'd)
							  2005		2004
The components of future income taxes are as follows:
Deferred income tax liabilities:
Deferred income tax assets:
Equipment					$	23	$	26

Non-capital tax loss carry-forward				-		100

Deferred income taxes				$	23	$	126

11.	Contingencies
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

As of March 31, 2005, the accounts receivable from this customer amounted to approximately $239 (2004 - $95)


COSMO COMMUNICATIONS CORPORATION
Notes to Financial Statements
March 31, 2005 and 2004
13.	Operating Segment Information
	The Company operated in one business segment and all of its sales are consumer electronic products
The Company's customers are principally in Canada.  Borrowings are principally in the United States.
The breakdown of relevant financial information is as follows:
					Domestic		Foreign	Other  Total

2005
Assets					$   13	      $	7,627	$   -     $ 7,640
Sales, net				      -	      	35,452	     -      35,452
Gross Margin		                                  -	  	  2,606	     -       2,606
Net income (loss)				  (69)		    694	     -	  625

2004
Assets					$  20	       $	7,652	$   -  	$  7,672
Sales, net				     -	            32,159	     -	  32,159

Gross Margin				     -		2,683	     -            2,683
Net income (loss)				 (65)	 	  784	     -               719

14.	Commitments
The Company leases premises under an operating lease with a five year term in Canada and shares the facilities for its Hong Kong operation. Minimum lease commitments under these leases are as follows:
						2006		211
						2007		215
						2008		224
						2009		137
15.	Comparative Figures
Certain figures in the 2004 financial statements have been reclassified to conform with the basis of presentation used in 2005.

??

??

??

??





COSMO COMMUNICATIONS CORPORATION
Notes to Financial Statements
March 31, 2005 and 2004
($ in 000's)
(except per share data)



COSMO COMMUNICATIONS CORPORATION
Notes to Financial Statements
March 31, 2005 and 2004
($ in 000's)
(except per share data)