Form 10QSB
period 2005-06-30
COSMO COMMUNICATIONS CORP
filed 2005-10-11
CIK 718096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended	June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission File No. 0-11968

COSMO COMMUNICATIONS CORPORATION
(Name of Small Business Issuer in its Charter)

FLORIDA	59-2268005
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

Unit 2 - 55 Travail Road, Markham, Ontario, Canada
(Address of Principal Executive Offices)

(905) 209-0488
(Issuer's Telephone Number)

(Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)     Yes    ☒       No   ☐      (2)     Yes    ☒       No ☐

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
Not applicable

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes      ☐          No     ☒

(APPLICABLE ONLY TO CORPORATE ISSUERS)
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
September 26, 2005

Common - 29,104,066 shares

DOCUMENTS INCORPORATED BY REFERENCE
A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.
Transitional Small Business Issuer Format         Yes      ☐         No     ☒

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The unaudited consolidated financial statements on pages 4 through 8 of the quarterly shareholders’ report for the quarter ended June 30, 2005, are incorporated herein by reference.

The consolidated financial statements incorporated by reference from the quarterly shareholders’ report have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended March 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended March 30, 2005.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	March 31, 2005
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$185,037	$628,561
Accounts receivable	4,567,069	1,833,021
Inventory	5,122,582	5,065,831
Prepaid expenses	2,574	2,564

Total Current Assets	9,877,262	7,529,977

Equipment, net of depreciation	71,440	73,118
Deferred charges, net of amortization	10,785	12,579
Deferred taxes	24,919	22,657

Total Assets	$9,984,406	$7,638,331
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$3,436,299	$909,955
Taxes payable	39,829	40,224
Accounts payable to parent company	3,020,030	2,711,994
Advances from parent company	1,641,813	1,617,302

Total Current Liabilities	8,137,971	5,279,475

Stockholders' Equity:
Capital stock	1,455,222	1,455,222
Additional paid in capital	26,272,752	26,272,752
Accumulated other comprehensive loss	(588,699)	(487,692
Accumulated deficit	(25,292,840)	(24,881,426)

Total Stockholders' Equity	1,846,4359	2,358,856

Total Liabilities and Stockholders' Equity	$9,984,406	$7,638,331

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	2005	2004

Sales	$4,342,852	$7,844,600
Cost of goods sold	4,138,967	7,322,117

Gross profit	203,885	522,483

Commission and other income	136,827	271,846

Expenses:
General and administrative	489,796	459,487
Selling and delivery	228,794	336,136
Financial	36,824	35,097
Gain on exchange	(10,318)	(17,354)
Depreciation	7,030	7,543
	752,126	820,909
		-
Net loss	$(411,414)	$(26,580)

Net loss per common share:
Basic and diluted	$(0.01)	$0.00
Weighted average common shares outstanding:
Basic and diluted	29,104,066	29,104,066

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	2005	2004
Cash Flows from Operating Activities:
Net loss	$(411,414)	$(26,580)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	7,030	7,543
Deferred income taxes	-	2,024
	(404,384)	(17,013)
Increase (decrease) in:
Accounts receivable	(2,734,048)	(1,591,646)
Inventory	(56,751)	(159,316)
Prepaid expenses	(10)	(15,179)
Accounts payable and accrued liabilities	2,526,344	515,175
Taxes payable	(395)	-
Accounts payable to parent company	308,035	22,000
Net cash used in operating activities	(361,209)	(1,245,979)

Cash Flows from Financing Activities:
Advances from parent company	24,511	1,272,297

Cash Flows from Investing Activities:
Acquisition of equipment	(5,819)	-

Effect of foreign currency translation	(101,007)	(107,857)

Net decrease in cash	(443,524)	(81,539)

Cash - beginning of period	628,561	768,897

Cash - end of period	$185,037	$687,358

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

Nature of Operations

Cosmo Communications Corporation and subsidiaries (the "Company") market and distribute consumer electronic products. The Company has operations in Hong Kong and Canada.

Since its inception in March 1983, the Company, through its subsidiaries, imported, marketed and distributed in the United States and Canada consumer electronic products, including televisions, DVD players, video cassette recorders, audio equipment, digital alarm clocks, quartz alarm clocks, quartz wall clocks, clock radios and combination of clocks, radios and telephones. The audio equipment includes a full line of audio products, including personal cassette players, portable stereos and music centers with and without compact disc players. During the quarter ended June 30, 2005, substantially all of the Company's sales activity related to customers located in Canada, with new business opened up in United Kingdom. The Company's products are marketed under various labels to mass merchandisers, drug store chains, specialty chain stores and other high-volume retailers. The Company's products are generally manufactured by its parent company and subcontractors in China.

Principles of Consolidation

The Company includes, in consolidation, its wholly owned subsidiaries, Cosmo Communications Canada Corporation and Cosmo Communications (H.K.) Limited. All significant intercompany transactions and balances have been eliminated upon consolidation.

Recent Accounting Pronouncement

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs — an amendment of ARB No. 43, Chapter 4”. Statement No. 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The adoption of SFAS 151 had no impact on the Company’s financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" (Statement 153). This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS 153 will not have a material impact on the Company's consolidated financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment" (Statement 123R). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement is effective for public entities that do not file as a small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date and is not expected to have a material impact on the Company's consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

Recent Accounting Pronouncement (Continued)

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.

Stock Option Plan

As of March 31, 2005 the Company terminated its stock option plan. Nil (2004 - 252,000) stock options were outstanding and nil (2004 - 230,000) were exercisable as at June 30, 2005. The exercise price of the stock options ranged from $.45 - $1.55 per option.

Reclassifications

Certain amounts in prior periods presented have been reclassified to conform to the current financial statement presentation. These reclassifications have no effect on previously reported net income or loss.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto appearing elsewhere in this quarterly report, and in conjunction with the Management's Discussion and Analysis set forth in (1) our annual report on Form 10-KSB for the year ended March 31, 2005.

As used in this quarterly report, to term “we”, “us”, our”, “Cosmo”, the “Company” or “our company refer to Cosmo Communications Corporation, a Florida corporation.

Preliminary Note Regarding Forward-Looking Statements

This quarterly report and the documents incorporated herein by reference contain forward-looking statements within the meaning of the federal securities laws, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors. You can identify forward-looking statements generally by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends,” “plans,” “should,” “could,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations of those terms, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions. You may find these forward-looking statements in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as throughout this quarterly report. A number of factors could cause results to differ materially from those anticipated by forward-looking statements.

These forward-looking statements necessarily depend upon assumptions and estimates that may prove to be incorrect. Although we believe that the assumptions and estimates reflected in the forward-looking statements are reasonable, we cannot guarantee that we will achieve our plans, intentions or expectations. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ in significant ways from any future results expressed or implied by the forward-looking statements.

Any of the factors described in this quarterly report, including in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

In addition, readers are also advised to refer to the information contained in our filings with the Commission, especially on Forms 10-KSB, 10-QSB and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

Results of Operations for the Quarter Ended June 30, 2005 (“2005”) and For the Quarter Ended June 30, 2004 (“2004”)

The following is a discussion and analysis of our results of operations for the above periods:

Net Sales:

Sales in 2005 decreased by $3,502,000 or 45% compared to the corresponding period in 2004. Due to the uncertainty in the outlook of the economy and consumer confidence, the Company’s retail customers were slow to place orders in the second quarter of the calendar year. Sales in the next quarter are expected to pick up the loss in sales during the current quarter.

Cost of Sales and gross Margin:

Gross margin as a percentage of sales was approximately 5% in this quarter as compared to 7% for the same period in 2004. The change in cost of sales and gross margin in the two periods, in comparison, reflected the change in the sales mix of the Company from CD products to DVD products.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses during the quarter decreased by 10%, mainly due to slower sales activities in the quarter. The Company’s general and administrative expenses were consistent with the same quarter in 2004.

Interest Expenses:

The Company accrued interest at 6.125% p.a. on the loan advanced by the parent company. Other interest expenses were charged by banks in discounting letters of credit of sales. Interest expenses during the quarter were similar to the corresponding period in 2004.

Net Earnings:

Net earnings in this quarter were a loss of $411,000 compared with a net loss of $27,000 in the corresponding period in 2004. The higher loss in this quarter was due to slower and weaker sales and a slight drop in gross margin on sales.

Liquidity and Capital Resources

The Company's working capital in this quarter was $1,733,000, Compared with $2,249,000 at March 31, 2005. The ratio of current assets to current liabilities was 1.21 to 1, as compared to 1.43 to 1 March 31, 2005. The Company had sufficient working capital for the three months ended June 30, 2005. Majority of the Company’s working capital was provided by the parent company in the form of trade payables. Management believes that the parent company will continue to provide financing at its discretion. The Company expects to meet its working capital requirements throughout 2005.

Financial and Management Plans

The Company’s business operates in a highly competitive industry. The Company’s overall business strategy involves identifying products that consumers will accept without the brand name recognition. In this strategy, the Company partnered with its major customers to introduce private labels and designs in selective consumer electronic products. This strategy seems to work in television, DVD and CD products.

The Company is constantly evaluating the appropriate mix of products to improve gross margin performance. The recent expansion of the product returns handling center has provided potential growth in revenue in the future.

The Company also plans to expand customer base by seeking new sales outside Canada.

The Company’s top priority is improving stockholder value and will actively identify opportunities to improve performance.

ITEM 3.	CONTROL AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005. There were no material changes in the Company’s internal control over financial reporting during the first quarter of 2005.

PART II - OTHER INFORMATION

ITEM 1 -	LEGAL PROCEEDINGS

Not applicable.

ITEM 2 -	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 -	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 -	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 -	OTHER INFORMATION

Not applicable.

ITEM 6 -	EXHIBITS

The following exhibits are being filed as part of this quarterly report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSMO COMMUNICATIONS CORPORATION

By:	/s/ Peter Horak
Name: Peter Horak
Title: Chief Executive Officer

Date: October 6, 2005

By:	/s/ Carol Atkinson
Name: Carol Atkinson
Title: Chief Financial Officer

Date: October 6, 2005