Form 10QSB
period 2005-09-30
COSMO COMMUNICATIONS CORP
filed 2005-11-15
CIK 718096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  September 30, 2005

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to _______________________

Commission File No. 0-11968

COSMO COMMUNICATIONS CORPORATION
(Name of Small Business Issuer in its Charter)

FLORIDA	59-2268005
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No)

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

November 14, 2005

Common - 29,104,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format         Yes      ☐         No     ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements on pages 4 through 9 of the quarterly shareholders’ report for the quarter ended September 30, 2005, are incorporated herein by reference.

The consolidated financial statements incorporated by reference from the quarterly shareholders’ report have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month and three-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended March 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended March 30, 2005.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2005	2005
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$1,503,332	$628,561
Accounts receivable	7,719,092	1,833,021
Inventory	3,217,727	5,065,831
Prepaid expenses	163,587	2,564

Total Current Assets	12,603,738	7,529,977

Equipment, net of depreciation	68,078	73,118
Deferred charges, net of amortization	8,991	12,579
Deferred taxes	22,675	22,657

Total Assets	$12,703,464	$7,638,331
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$7,780,978	$909,955
Taxes payable	69,617	40,224
Accounts payable to parent company	323,485	2,711,994
Advances from parent company	1,666,202	1,617,302

Total Current Liabilities	9,840,282	5,279,475

Stockholders' Equity:
Capital stock	1,455,222	1,455,222
Additional paid in capital	26,272,752	26,272,752
Accumulated other comprehensive loss	(361,047)	(487,692)
Accumulated deficit	(24,503,745)	(24,881,426)

Total Stockholders' Equity	2,863,182	2,358,856

Total Liabilities and Stockholders' Equity	$12,703,464	$7,638,331

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	2005	2004

Sales	$15,843,411	$9,765,242
Cost of goods sold	14,846,470	8,637,166

Gross profit	996,941	1,128,076

Commission and other income	622,463	312,138

Expenses:
General and administrative	564,898	458,141
Selling and delivery	226,705	329,053
Financial	61,973	48,088
Gain on exchange	(114,323)	(18,552)
Depreciation	6,030	7,622
	745,283	824,352

Earnings before taxes	874,121	615,862

Current income taxes	85,026	58,722

Net earnings	$789,095	$557,140

Net earnings per common share:
Basic and diluted	$0.03	$0.02
Weighted average common shares outstanding:
Basic and diluted	29,104,000	29,104,000

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	2005	2004

Sales	$20,186,263	$17,609,842
Cost of goods sold	18,985,437	15,959,283

Gross profit	1,200,826	1,650,559

Commission and other income	759,290	583,984

Expenses:
General and administrative	1,054,694	917,628
Selling and delivery	455,499	665,189
Financial	98,797	83,205
Gain on exchange	(124,641)	(35,906)
Depreciation	13,060	15,165
	1,497,409	1,645,281

Earnings before taxes	462,707	589,262

Current income taxes	85,026	58,722

Net earnings	$377,681	$530,540

Net earnings per common share:
Basic and diluted	$0.01	$0.02
Weighted average common shares outstanding:
Basic and diluted	29,104,000	29,104,000

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	2005	2004
Cash Flows from Operating Activities:
Net earnings	$377,681	$530,540
Adjustments to reconcile net earnings to net
cash provided by (used in) operating activities:
Depreciation and amortization	13,060	15,165
Deferred income taxes	-	(47,976)
	390,741	497,729
Changes in assets and liabilities:
Accounts receivable	(5,886,070)	(3,074,401)
Inventory	1,848,104	(272,391)
Prepaid expenses	(161,023)	(7)
Accounts payable and accrued liabilities	6,871,021	634,286
Taxes payable	29,393	108,647
Accounts payable to parent company	(2,388,510)	1,739,933
Net cash provided by (used in) operating activities	703,656	(366,204)

Cash Flows from Investing Activities:
Acquisition of equipment	(4,431)	-

Cash Flows from Financing Activities:
Advances from parent company	48,900	46,299

Effect of foreign currency translation	126,646	84,582

Net increase (decrease) in cash	874,771	(235,323)

Cash - beginning of period	628,561	769,897

Cash - end of period	$1,503,332	$534,574

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

Nature of Operations

Cosmo Communications Corporation and subsidiaries (the "Company") market and distribute consumer electronic products. The Company has operations in Hong Kong and Canada.

Since its inception in March 1983, the Company, through its subsidiaries, imported, marketed and distributed in the United States and Canada consumer electronic products, including televisions, DVD players, video cassette recorders, audio equipment, digital alarm clocks, quartz alarm clocks, quartz wall clocks, clock radios and combination of clocks, radios and telephones. The audio equipment includes a full line of audio products, including personal cassette players, portable stereos and music centers with and without compact disc players. During the quarter ended September 30, 2005, substantially all of the Company's sales activity related to customers located in Canada, with new business opened up in United Kingdom, Mexico and Bazil. The Company's products are marketed under various labels to mass merchandisers, drug store chains, specialty chain stores and other high-volume retailers. The Company's products are generally manufactured by its parent company and subcontractors in China.

Principles of Consolidation

The Company includes, in consolidation, its wholly owned subsidiaries, Cosmo Communications Canada Inc. and Cosmo Communications (H.K.) Limited. All significant intercompany transactions and balances have been eliminated upon consolidation.

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
SEPTEMBER 30, 2005 AND 2004

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

Stock Option Plan

As of March 31, 2005 the Company terminated its stock option plan. Nil (2004 - 252,000) stock options were outstanding and nil (2004 - 230,000) were exercisable as at September 30, 2005. The exercise price of the stock options ranged from $.45 - $1.55 per option.

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

Results of Operations for the Quarter Ended September 30, 2005 (“2005”) and For the Quarter Ended September 30, 2004 (“2004”)

The following is a discussion and analysis of our results of operations for the above periods:

Net Sales:

Sales in 2005 increased by $6,157,344 or 39% compared to the corresponding period in 2004. The increase was due to a timing of delivery of goods ordered for the holiday season sale. Eliminating the timing factor, increase in sales in the first six months in 2005 was better than 2004 by 13%. Sales in the DVD products were strong in 2005, which accounted for all the increases reported.

Cost of Sales and Gross Margin:

Gross margin as a percentage of sales was approximately 6% in this quarter as compared to 12% for the same period in 2004. The gross margin in the September 2004 was exceptionally high due to a change in accounting of sales with brokerage commission built in the gross margin. The change in gross margin was also due to a change in the product mix. During the two quarters in comparison, the Company began to focus on DVD products. Higher technology products such as the DVD competed fiercely in the retail market. The gross profit margin of these products declined as wholesale prices dropped to compete.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses during the quarter increased by 2% over the same quarter in 2004. The increase is in line with the higher costs of living in the past twelve months.

Interest Expenses:

The Company accrued interest at 6.125% p.a. on the loan advanced by the parent company. Other interest expenses include bank charges in discounting letters of credit of sales. Interest expenses during the quarter were higher than the same quarter in 2004 because of higher sales activities.

Net Earnings:

Net earnings in this quarter were $789,095 compared to earnings of $557,140 in the corresponding period 2004. The improvement in earnings was attributable to a 39% increase in sales in the quarter. Net earnings in the first six months of 2005 were $377,681 compared to $530,540 in 2004. Management expects the earnings for the year ended March 31, 2006 to be consistent with 2005.

Liquidity and Capital Resources

The Company's working capital in this quarter was $2,763,456, Compared with $2,250,502 at September 30, 2004. The ratio of current assets to current liabilities was improved to 1.28 to 1, as compared to 1.19 to 1 as at September 30, 2004. The Company had sufficient working capital for the three months ended September 30, 2005. Majority of the Company’s working capital this quarter was financed by trade payables. The Company expects to meet its working capital requirements throughout 2005 and believes its parent company will provide financing support when necessary.

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

The Company also plans to expand customer base by seeking new sales in the United States, United Kingdom, Mexico, Brazil and Argentina.

The Company’s top priority is improving stockholder value and will actively identify opportunities to improve performance.

ITEM 3. CONTROL AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. There were no material changes in the Company’s internal control over financial reporting during the second quarter of 2005.

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
Name: Peter Horak
Title Chief Executive Officer

Date: November 14, 2005

COMPANY NAME CORPORATION

By:	/s/ Carol Atkinson
Name: Carol Atkinson
Title: Chief Financial Officer

Date: November 14, 2005