Form 10QSB
period 2005-12-31
COSMO COMMUNICATIONS CORP
filed 2006-02-13
CIK 718096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2005

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

February 14, 2006

Common - 29,104,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format     Yes    ☐     No    ☒

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements on pages 4 through 9 of the quarterly shareholders’ report for the quarter ended December 31, 2005 are incorporated herein by reference.

The consolidated financial statements incorporated by reference from the quarterly shareholders’ report have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month and three-month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended March 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended March 31, 2005.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	March 31, 2005
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$3,156,440	$628,561
Accounts receivable	13,138,818	1,833,021
Inventory	3,096,503	5,065,831
Prepaid expenses	20,159	2,564

Total Current Assets	19,411,920	7,529,977

Equipment, net of depreciation	63,780	73,118
Deferred charges, net of amortization	7.197	12,579
Deferred taxes	26,250	22,657
	97,277	108,354

Total Assets	$19,509,147	$7,638,331
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$14,039,264	$909,955
Taxes payable	316,535	40,224
Accounts payable to parent company	181,623	2,711,994
Advances from parent company	1,690,964	1,617,302

Total Current Liabilities	16,228,386	5,279,475

Stockholders' Equity:
Capital stock	1,455,222	1,455,222
Additional paid in capital	26,272,752	26,272,752
Accumulated other comprehensive loss	(366,784)	(487,692)
Accumulated deficit	(24,080,429)	(24,881,426)

Total Stockholders' Equity	3,280,761	2,358,856

Total Liabilities and Stockholders' Equity	$19,509,147	$7,638,331

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(Unaudited)

	2005	2004

Sales	$25,303,100	$16,277,807
Cost of goods sold	24,261,739	14,721,861

Gross profit	1,041,361	1,555,946

Commission and other income	791,564	992,410

Expenses:
General and administrative	586,781	531,660
Selling and delivery	409,376	699,067
Financial	94,881	81,976
(Gain) loss on exchange	(98,383)	13,474
Depreciation	6,530	7,949
	999,185	1,334,126

Earnings before taxes	833,740	1,214,230

Current income taxes	238,794	92,075
Reassessment of prior years income taxes	30,600	-

Net earnings	$564,346	$1,122,155

Net earnings per common share:
Basic and diluted	$0.02	$0.04
Weighted average common shares outstanding:
Basic and diluted	29,104,000	29,104,000

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(Unaudited)

	2005	2004

Sales	$45,489,363	$33,887,649
Cost of goods sold	43,247,176	30,681,144

Gross profit	2,242,187	3,206,505

Commission and other income	1,550,854	1,576,394

Expenses:
General and administrative	1,640,944	1,449,288
Selling and delivery	864,875	1,364,256
Financial	193,678	165,181
Gain on exchange	(112,164)	(22,432)
Depreciation	15,590	23,114
	2,606,923	2,979,407

Earnings before taxes	1,186,118	1,803,492

Current income taxes	354,420	150,797
Reassessment of prior years income taxes	30,600	-

Net earnings	$801,098	$1,652,695

Net earnings per common share:
Basic and diluted	$0.03	$0.06
Weighted average common shares outstanding:
Basic and diluted	29,104,000	29,104,000

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(Unaudited)

	2005	2004
Cash Flows from Operating Activities:
Net earnings	$801,098	$1,652,695
Adjustments to reconcile net earnings to net
cash provided by (used in) operating activities:
Depreciation and amortization	19,590	23,114
Deferred income taxes	-	(2,029)
	820,688	1,673,780
Changes in assets and liabilities:
Accounts receivable	(11,305,796)	470,057)
Inventory	1,969,328	(1,676,699)
Prepaid expenses	(17,595)	(6)
Accounts payable and accrued liabilities	13,129,307	(107,789)
Taxes payable	276,311	(12,312)
Accounts payable to parent company	(2,530,372)	2,049,580
Net cash provided by operating activities	2,341,871	2,396,611

Cash Flows from Investing Activities:
Acquisition of equipment	(8,563)	(7,817)

Cash Flows from Financing Activities:
Advances from parent company	73,663	70,357

Effect of foreign currency translation	120,908	680,064

Net increase in cash	2,527,879	3,139,215

Cash - beginning of period	628,561	769,897

Cash - end of period	$3,156,440	$3,909,112

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Nature of Operations

Cosmo Communications Corporation and subsidiaries (the "Company") market and distribute consumer electronic products. The Company has operations in Hong Kong and Canada.

Since its inception in March 1983, the Company, through its subsidiaries, imported, marketed and distributed in the United States and Canada consumer electronic products, including televisions, DVD players, video cassette recorders, audio equipment, digital alarm clocks, quartz alarm clocks, quartz wall clocks, clock radios and combination of clocks, radios and telephones. The audio equipment includes a full line of audio products, including personal cassette players, portable stereos and music centers with and without compact disc players. During the quarter ended December 31, 2005, substantially all of the Company's sales activity related to customers located in Canada, with new business opened up in United Kingdom, Mexico and Brazil. The Company's products are marketed under various labels to mass merchandisers, drug store chains, specialty chain stores and other high-volume retailers. The Company's products are generally manufactured by its parent company and subcontractors in China.

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
DECEMBER 31 2005 AND 2004

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

Stock Option Plan

As of March 31, 2005 the Company terminated its stock option plan. Nil (2004 - 252,000) stock options were outstanding and nil (2004 - 230,000) were exercisable as at December 30, 2005. The exercise price of the stock options ranged from $.45 - $1.55 per option.

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

Results of Operations for the Quarter Ended December 31, 2005 (“2005”) and For the Quarter Ended December 31, 2004 (“2004”)

The following is a discussion and analysis of our results of operations for the above periods:

Net Sales:

Sales in 2005 increased by $9,025,293 or 55% compared to the corresponding period in 2004. The increase in sales was chiefly due to a change in product mix with a strong concentration in sales of DVD and TV products which have a high value and low profit margin.

Cost of Sales and Gross Margin:

Gross margin as a percentage of sales was approximately 4% in this quarter as compared to 9% for the same period in 2004. Factors which contributed to a lower gross margin this quarter include the reason given in the preceding paragraph and a higher return of products which were marked down as defective goods upon receipts in the warehouse.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses decreased by 24% during this quarter below the same quarter in 2004. This was attributable to tight cost control of operation and increasing the volume of sales without the additional overhead.

Interest Expenses:

The Company accrued interest at 6.125% p.a. on the loan advanced by the parent company. Other interest expenses include bank charges in discounting letters of credit of sales. Interest expenses during the quarter were higher than the same quarter in 2004 because of higher sales activities.

Net Earnings:

Net earnings in this quarter were $564,346 compared to earnings of $1,122,155 in the corresponding period 2004. The reduction in earnings was attributable to an erosion of gross profit margin on sales. Net earnings in the nine months of 2005 were $801,098 compared to $1,652,695 in 2004. Management expects the earnings for the year ended March 31, 2006 to be consistent with 2005.

Liquidity and Capital Resources

The Company's working capital in this quarter was $3,163,375, Compared with $2,437,938 at December 31, 2004. The ratio of current assets to current liabilities was improved to 1.2 to 1, as compared to 1.4 to 1 as at December 31, 2004. The Company had sufficient working capital for the three months ended December 31, 2005. Majority of the Company’s working capital this quarter was financed by trade payables. The Company expects to meet its working capital requirements throughout 2005 and believes its parent company will provide financing support when necessary.

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

The Company is constantly evaluating the appropriate mix of products to improve gross margin performance. The recent expansion of the product returns handling center has provided potential growth in revenue in the future. The company has also plan to expand its product line to include home improvement tools and related products under licensing agreement. These new products are expected to be launched in second quarter of 2006.

The Company also plans to expand customer base by seeking new sales in The United States, United Kingdom, Mexico, Brazil and Argentina. Negotiations have taken place with a major discount chain to enter into a joint venture to sell a patented product in the near future in the United States.

The Company has engaged a financial advisor to assist to apply for re-listing of the Company’s stock on NASDAQ. Formal application will probably take place in the first half of 2006.

ITEM 3. CONTROL AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 30, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005. There were no material changes in the Company’s internal control over financial reporting during the third quarter of 2005.

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

COSMO COMMUNICATIONS CORPORATION

By:	/s/ Peter Horak

Name: Peter Horak
Title: Chief Executive Officer

Date: February 14, 2006

By:	/s/ Carol Atkinson

Name: Carol Atkinson
Title: Chief Financial Officer

Date: February 14, 2006