Form 10-Q
period 2005-12-31
COSMO COMMUNICATIONS CORP
filed 2006-04-20
CIK 718096

April 10, 2006




Securities and Exchange Commission
Station Place
100 F Street N.E.
Washington, D.C.  20002


Attn:	Yong Kim
	William Choi

Re: Cosmo Communications Corporation File No. 0-11968

Ladies and Gentlemen:

We are in receipt of your letter to Cosmo Communications
Corporation (the "Company") dated March 14, 2006. For ease of reference, we have reproduced your comments which are then followed by our responses.

Form 10-KSB for the Fiscal Year Ended March 31, 2005

General
1. Where a comment below requests additional disclosures or other revisions to be made, these revisions should be included in your future filings, as applicable.
Response
 Future filings will include revisions based on the results of your comments.
2. Please be advised that you are not a "small business issuer" as defined in Item 10 of Regulation S-B.
    An S-B issuer cannot be a majority-owned subsidiary of a foreign private issuer. Consequently, it appears that you should have been reporting under the S-X/S-K system in the year following the year in which you became a majority-owned subsidiary of Starlight.
 Notwithstanding your ineligibility to report under Regulation S-l3 in prior years, it appears that you must file a Form IO-K for the year ending March 31,
        2006 since your sales for the past two consecutive years have been greater than $25,000,000.
        Refer to Item 10(a) of Regulation S-B.

Response
Future filings will be reported under S-X/S-K.

3. Please include the all the information required by items 307 and 308(c) of Regulation S-K under "Item 9A.
   Controls and Procedures" of Form 10-K. Also, please supplementally tell us whether your disclosure controls and procedures were effective as of March 31, 2005 and tell us whether there were any changes in your internal control over financial reporting that occurred during your last fiscal quarter (fourth fiscal quarter in the case of an annual report) that materially affected, or was reasonably likely to materially affect your internal control over financial reporting. Refer to SEC Release
   No. 33-8238 and Item 307 and 308 of Regulation S-K.
   Response
   The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a- 5(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of March 31, 2005.
    Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company's periodic SEC filings is made known to them in a timely manner.
   There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter as reported or during our fourth fiscal quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
   Future 10-K filings will include the all the information required by Items 307 and 308(c) of Regulation S-K under "Item 9A. Controls and
   Procedures" of Form 10-K.
4. Please include all the information required by Item 9(e) of Schedule 14A under "Item 14.
   Principal Accountant Fees and Services" which was added by Release No- 33-8183. The new disclosure requirements were effective for annual reports for the first fiscal year ending after December 15, 2003. Response
   Future filings will include all the information required by Item 9(e) of Schedule 14A under "Item 14. Principal Accountant Fees and Services".
   Management's Discussion and Analysis, page 6
   5. With a view towards enhancing your disclosure, please review SEC Release No. 33-8350 and revise your MD&A to provide a more thoughtful, qualitative discussion regarding the quality of, and potential variability of your earnings and cash flows so that readers can ascertain the likelihood that past performance is indicative of future performance.
   Following are some specific revisions you should consider:
   Consider starting your MD&A with an executive-level overview section that provides context for the remainder of the discussion.

 Identify and discuss key performance indicators that are used to manage the business and would be material to investors.
 Identify and discuss known trends, events, demands, commitments and uncertainties that are reasonably likely to have a material effect on cash flows, liquidity, financial condition and/or operating performance.
 Expand your discussion of the changes in financial statement line items to indicate whether the changes represent trends expected to continue into the future.
 Response
 Future filings will expand the MD&A in consideration of SEC Release No. 33-8350 as well as your specific revisions suggested.
6. Please revise to include a discussion of your critical accounting estimates. Ensure that your discussion focuses on the level of subjectivity and judgment involved in the application of your accounting policies and the likelihood that materially different amounts would be reported under different conditions or if using different assumptions.
    Refer to SEC Release No. 33-8350.
   Response
   Future filings will expand the MD&A in consideration of SEC Release No. 33-8350 as well as your specific revisions suggested.

  Financial Statements, page 15

7. Please provide Schedule II - Valuation and Qualifying
    Accounts for the activity in your allowance for sales returns and your allowance for doubtful accounts.
    Alternatively, you may provide such disclosure in the notes to the financial statements.
   Refer to Rules 5-04 and 12-09 of Regulation S-X for guidance.

   Response
   Future filings will include, as a separate schedule, Valuation and Qualifying Accounts for the activity in our allowance for sales returns and allowance for doubtful accounts.

   Report of Registered Public Accounting Firm, page 16

  8. Please revise the audit report to state that the audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board
      (United States). Your current audit report, which refers to the ''auditing'' standards of the Public Company Accounting Oversight Board (United States), is not sufficient in this regard as the reference to the standards of the Public Company Accounting Oversight Board (PCAOB) should not be limited in any way.
      Please refer to PCAOB Auditing Standard No. I and SEC

     Release 34-49707.

     Response

    Our current auditors have been made aware of this comment and will revise the audit report in future filings.

      Consolidated Statements of Earnings, page 19

  9. We note on page 7 that you grant advertising and handling allowances to your major customers as contributions to promote and handle your products in their stores. Please tell us why you have included these payments as selling and administrative expenses rather than a reduction of sales. Refer to EITF 01-9.

     Response
     The advertising and handling charges referred to relate to contributions to certain customers that provide us with a preferred shelf space and/or specific advertising space in their fliers.
     The Company meets the requirements of EITF 01-9 paragraph 9 in order to characterize these contributions as a cost instead of a reduction in revenue.
       Part a) is met in that there is an identifiable benefit in exchange for this consideration.
      The Company receives copies of the fliers in which the advertising is placed and any preferred space provided by the customer is also an identifiable benefit. The Company could have entered into a separate transaction to receive these type of advertising services.
       Part b) is met in that fair value of paying for these services elsewhere can be reasonably estimated and this amount is greater than the agreed upon consideration paid to the customers. The consideration paid is an agreed upon percentage of invoice value of between 1.5% and 2%.
       In addition, these circumstances agree to the scenario as described in Example 4 of EITF 01-9.
       Notes to Financial Statements, page 23

2. Summary of Significant Accounting Policies, page 23

10. Please disclose the types of expenses that you include in the cost of sales line item and the types of expenses that you include in the general and administrative and the selling and delivery expense line items. In doing so, please disclose specifically whether you include inbound freight charges, receiving costs, inspection costs, warehousing costs, internal transfer costs and the other costs of your distribution network in cost of sales.
If you currently exclude a significant portion of these costs from cost of sales, please provide cautionary disclosure in MD&A that your gross margins may not be comparable to others, since some entities include the costs related to their distribution network in cost of sales and others like you exclude all or a portion of them from gross margin, including them instead in a line item such as general and administrative or selling and delivery expenses. To the extent the excluded costs are material to your operating results, quantify these amounts in MD&A.

Response
Future filings will include, in the notes to the financial statements, accounting policies that detail the types of expenses included in the above noted line items and will specifically disclose the details of the costs you have identified.

11. Please disclose your policy for classifying shipping and handling costs in the statements of earnings.
      If shipping costs or handling costs are significant and are not classified in cost of sales, disclose the amount(s) of these costs and the line item that includes them. See EITF 00-10. Please also confirm to us supplementally that amounts paid to you by customers for shipping and handling are included in sales.

     Response
    Shipping and handling costs are relatively significant in comparison to the gross margin and are included in the line item selling and delivery. Future filings will disclose the amounts of these costs and the line item that includes them.
    The Company does not receive any payment from customers for shipping and handling.
     f) Revenue Recognition, page 24

  12. Please disclose your revenue recognition policy for your commissions and other income line item.
        Also describe how you earn commission income and disclose the types of earnings you include in other income. Based on your presentation within your consolidated statements of earnings, we assume you are presenting this line item "net" pursuant to EITF 99-19. If true, please also disclose this fact and the indicators that support net reporting.

       Response
       Commissions and other income include reverse logistic services that are performed for other distributor companies as explained under
       "Commission Revenue in the Forward Looking
         Statements". In providing these services, the Company acts as an agent or broker without assuming the risks and rewards of ownership of the goods and therefore, in accordance with EITF
         99-19, reports the commissions on a net basis.
         Future filings will expand the revenue recognition accounting policies to include commissions and other income.


        13. Operating Segment Information, page 33
               Please help us understand why you have
               included your sales made in Canada in the "foreign" column of your reconciliation.
                Since your country of domicile is Canada, we would expect sales made in Canada to be included in the "domestic" column. Refer to paragraph 38 of SFAS 131.

                Response

                Future filings will be revised to include Canada in the domestic column.


                Form 10-OSB for the Quarter Ended,
                September 30, 2005

                Management's Discussion and Analysis of Financial
                Condition and Results of Operations, page 10

               14. We note on page 11 you disclose that you changed
                     your accounting for sales with brokerage commissions which caused your gross margin percentage to be exceptionally high in 2004.
                    Please tell us more about your accounting change. Specifically, tell us what your accounting policy was prior to and after the change; tell us what impact the accounting change had on your sales, cost of sales and selling and administrative expenses; and the factors that led you to change your accounting policy.

                        Response

                       The explanation "change in accounting policy"
                        to account for the difference in gross profit margins is not correct and we do regret the choice of words. The explanation should have been that in this particular quarter, the Company took on the responsibility of purchasing and reselling certain products from their parent company and supplier, The Starlight Group.
                         In the previous second quarter comparison, the Company had acted only as a broker on these transactions and accepted no risks \ and rewards of ownership of the goods and therefore, in accordance with EITF 99-19, reported the commissions on a net basis.
                         As the margin on these products was
                         significantly lower than other products sold, it resulted in higher sales, but a lower gross margin.
                         Again, there was no actual change in accounting
                          policy, only a change in circumstances.

                          Form 10-QSB for the Quarter Ended December
                          31, 2005

                         Management's Discussion and Analysis of
                         Financial Condition and Results of Operations, page 11

                  15. Please present a discussion of your results of
                         operations for the interim period up to the date that a balance sheet is presented. For example, in this quarterly report, your results of operations should also include a discussion of the changes for the nine month period ended December 31, 2005 to the nine month period ended December 31, 2004. Refer to Item 303(b)(2) of Regulation S-K.

                         Response
                         Future quarterly filings will include discussions of six and nine month comparatives and changes.

                         Certification

                        16. Please confirm to us that the inclusion of the
                              titles of the Chief Executive Officer and Chief
                             Financial Officer in the introductory paragraphs was not intended to limit the capacity in which such individuals provided the certifications.
                             In future filings please omit the titles in the introductory paragraph to conform to the format provided in Item 601(b)(3l)(i) of Regulation S-K. Also refer to Question 11 of the Staffs Frequently Asked Questions regarding the Sarbanes-Oxley Act of 2002 issued in November 2002 and available on our website at www.sec.gov.

                           Response
                           We confirm that the inclusion of the titles of the Chief Executive Officer and Chief Financial Officer in the introductory paragraphs was not intended to limit the capacity in which such individuals provided the certifications.
                          Future filings will omit the titles in the introductory paragraph to conform to the format provided in Item 601(b)(3l)(i) of Regulation S-K.

                        Please contact the undersigned with any further comments or questions you may have.

	   Very truly yours,


                     Carol Atkinson













158: