Form 10-K
period 2006-03-31
COSMO COMMUNICATIONS CORP
filed 2006-08-08
CIK 718096

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2006
Commission File Number 119698

COSMO COMMUNICATIONS CORPORATON
(Exact name of Registrant as Specified in Its Charter)

FLORIDA	59-2268025
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
Unit 2 - 55 Travail Road
Markham, Ontario, Canada
(905) 209-0488
(Address and Telephone Number of Principal Executive Offices)

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock ($.05 Par Value)

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑

Indicate by check mark if the registrant is not required to file reports pursuant of Section 13 or 15(d) of the Act.     Yes ☐          No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).
Large accelerated filler ☐          Accelerated filer ☐          Non-accelerated filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2)     Yes ☐          No ☑

The aggregate market value of the Registrant's voting stock held by non-affiliates was undetermined as there have been no quotes on the bid and ask price of the registrant’s common stock. There were 29,104,000 shares of Common Stock issued and outstanding as of August 4, 2006.

COSMO COMMUNICATIONS CORPORATION
FORM 10-K
MARCH 31, 2006

Forward-Looking Statements And Risk Factors
We make forward-looking statements in this report including, without limitation, statements concerning the future of our industry, product development, business strategy, continued acceptance and growth of our products, dependence on significant customers and suppliers, and the adequacy of our available cash resources. Statements may contain projections of results of operations or of financial condition. These statements may be identified by the use of forward-looking terminology such as “may,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue” or other similar words.

Forward-looking statements are subject to many risks and uncertainties. We caution you not to place undue reliance on these forward-looking statements, which speak only as at the date on which they are made. Actual results may differ materially from those described in these forward-looking statements. We disclaim any obligation or undertaking to update these forward-looking statements to reflect changes in our expectations or changes in events, conditions, or circumstances on which our expectations are based.

When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements identified in this report. The risk factors noted throughout this report, particularly in the discussion in Item 1A, and other risk factors that Cosmo has not anticipated or discussed, could cause our actual results to differ significantly from those anticipated in our forward-looking statements.

PART I

Item 1.	Business

Overview

Cosmo Communications Corporation (the “Company”, "Cosmo" "we," "us" or "our") was incorporated in the state of Florida in 1983.

The Company is engaged in the development, production, distribution, marketing and sale of consumer electronic audio and video equipment, accessories and clocks. We contract for the manufacture of all electronic equipment products with factories located in China. We market certain lines of our products under labels that we have distribution agreements with. We also sell products under private labels for our major clients.

During our early years of operations, the products we sold were principally that of quartz and digital clocks, and radio cassette players. In the 90’s, we began marketing CD equipment, cordless telephones and small screen televisions.

In April 2000, we entered into a Stock Purchase Agreement pursuant to which we offered shares of common stock representing 84.89% of the outstanding common stock to Master Light Enterprise Limited. (“Master Light”), a subsidiary of Starlight International Limited (“Starlight”), a publicly held company traded on the Hong Kong Stock Exchange, for $1 million. Pursuant to an amendment to the Stock Purchase Agreement, in January 2001, the transactions contemplated by the Stock Purchase Agreement, as amended, were consummated and, after rescinding the purchase of 1,347,420 shares, Master Light acquired 26,585,008 of our common stock shares, representing 91.3% of our currently issued and outstanding common stock. In September, 2001, additional financing from Starlight allowed us to discharge all our obligations to our financial institution lenders. Starlight owns and operates a number of subsidiaries globally. Its principal activity is in the manufacture, sale and distribution of consumer electronic products.

Since joining Starlight, we have phased out our operation in United States and focused our business in Canada. Our principal executive office is located in Ontario, Canada. Since 2001, our common stock shares have traded on the OTC Bulletin Board under the symbol “CSMO”. As used herein, the “Company”, "Cosmo," "we," us" and similar terms include Cosmo Communications Corporation, and its subsidiaries, Cosmo Communications Corporation of Canada and Cosmo Communications Corporation of Hong Kong, unless the context indicates otherwise.

Product Lines

We currently have a product line of 20 different models of clocks which retail from $5 to $20. We have 20 models of clock radio which retail from $9 to $20.

We sell 23 different models of compact CD players with retail price between $12 and $60.

We market and sell five models of television including flat screen models. Retail price of these range between $59 and $399. We sell five models of DVD players and two models of combination television / DVD players. Retail price range from $129 to $199.
Cosmo’s Brands

Cosmo marketing and product development efforts are designed to enhance its brand images and generate increased loyalty among its consumers in each market segment and among the retailers who sell Cosmo products. Cosmo markets its products under the following primary brands:

•
Cosmo. Initially, we established Cosmo brand name for clocks and digital alarm clocks. We will keep this brand name for this product category to capitalize on brand recognition. This category represents 5% of our total sales.

•
Audiologic. The Audiologic brand offers a range of radios, CD players, telephones, clock radios, portable boom boxes and multiple CD music systems. These items represent 20% of total sales during the year.

•
Diamond Brand. Cosmo introduced Diamond Vision and Diamond Sound as a new brand at the end of the 2005 fiscal year with DVD players. We have since added to this line Televisions, portable DVD players and MP3 Players. These items represent 60% of the total sales of the group.

•
Audiovox. This is a licensed brand name that offers television, portable CD players, personal CD players, clock radios, radios, multi CD players and telephones. This line represents 15% of our total sales.

Strategy for Cosmo’s Brands

Cosmo’s goal is to develop, distribute, market and sell consumer electronic audio and video equipment, accessories and clocks of well recognized and respected brands to customers around the world. Cosmo’s strategy is intended to enhance and reinforce Cosmo’s global brand images among consumers and retailers. Key elements of Cosmo’s strategy are to:

•	Continue to introduce new and technologically innovative products that embody distinctive Cosmo qualities; style: new features;

•	Expand the current product lines by introducing LCD and Plasma TV’s;

•	Expand Cosmo’s distribution with new and existing customers;

•	Introduce licensed Hyundai brand power tools and lawn and garden products, such as cordless drills, saws, blowers, edge trimmers and lawn mowers;

•	Continue the penetration into the US market and expand focus into available international markets.

As a result of Cosmo’s brands and strategy, Cosmo believes it can expand its business and become a more significant participant in the worldwide consumer electronic market.

Cosmo Products

Percent of Sales by Product Class

Cosmo sales since 2004 were divided among Cosmo’s principal product classes as shown in the following table:

	Year Ended March 31,

	2006	2005	2004

Product Class:	%	%	%
MP3 Players	7	-	-
Other Audio	29	55	73
Video	62	40	20
Clocks	2	5	7

Total	100.0%	100.0%	100.0%

Financial information about geographic segments may be found at Note 11 of the Notes to Consolidated Financial Statements of this Form 10-K.

New Products

Cosmo introduces new products and enhances its existing products on a regular basis. During fiscal 2007, Cosmo plans to introduce the Hyundai brand of home improvement products and begin selling cordless weed cutters and edge trimmers. We expect to develop and introduce further product lines in the future as we continue to expand our relationships with key suppliers and identify new markets.

Sales, Marketing and Distribution

Cosmo endeavors to have its brands project an image that appeals to consumers who appreciate quality and value. Cosmo products are promoted with advertisements in the various flyers of the companies that sell its products including Wal-Mart, Home Hardware, Best Buy, Loblaws, Hart Department Stores, Bargain Shop etc.

We also market our products at various trade shows each year. We regularly attend the following trade shows and conventions: the Consumer Electronics Show each January in Las Vegas; the Hardware Shop in Los Angeles and the Hong Kong Electronics Show each October in Hong Kong.

Our products are sold in Canada and to selective customers in United Kingdom, Mexico, Argentina and Brazil, primarily through mass merchandisers, department stores, electronic stores, chains, and specialty stores. Our products are currently sold in such stores as Wal-Mart, Super-Stores, Home Hardware, Bargain Shop, and Best Buy/Future Shop.

In fiscal 2006, approximately 98% of our sales were to the customers within Canada. Sales outside made up less than 2% of our sales revenue. Sales are handled by our in-house sales team and our independent sales representatives. Our independent sales representatives are paid a commission based upon sales in their respective territories. The sales representative agreements are generally one year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days' notice. During the fiscal year March 31, 2006, we worked with two independent sales representatives in Canada.

Sales

As a percentage of total revenues, our net sales in the aggregate to our five largest customers during the fiscal years ended March 31, 2006, and 2005 were approximately 95% and 96% respectively.

Although we have long-established relationships with all of our customers, we do not have contractual arrangements with any of them. A decrease in business from any of our major customers could have a material adverse effect on our results of operations and financial condition.

Geographic Distribution of Sales

Cosmo’s sales to external customers by geographic region were as follows:

	Year Ended March 31,

				%
Region	2004	2005	2006	2006

	(In thousands)
Canada	$30,934	$34,179	$49,743	97.5%
Europe	1,225	1,273	920	1.9%
Others	-	-	348	0.6%

Total sales	$32,159	$35,452	$51,011	100.0%

Returns

Returns of electronic products by our customers are generally not permitted except in approved situations involving quality defects, damaged goods, or goods shipped in error. Our policy is to give credit to our customers for the returns. Our total returns represented 6% and 10% of our net sales in fiscal 2006 and 2005, respectively.

We have ongoing arrangement with Starlight to refurbish our defective products, which are manufactured by Starlight’s factory. We do not have return privilege with the other 11 factories we work with. We have a workshop within our warehouse facility to refurbish minor defective products. Refurbished products are packaged to be resold in the secondary markets by secondary market dealers. We expect to recover at least 35% of the costs from the refurbishment.

Distribution

We distribute our products to retailers and wholesale distributors through two methods: shipment of products from inventory held at our warehouse facility in Canada (domestic sales), and shipments directly through our Hong Kong subsidiary (direct sales). Domestic sales are made to customers located throughout Canada from inventories maintained at our warehouse facility. In the fiscal year ended March 31, 2006, approximately 10% of our sales were sales from our domestic warehouses ("Domestic Sales") and 90% were sales shipped directly from China ("Direct Sales").

Domestic Sales. Our strategy of selling products from a domestic warehouse enables us to provide timely delivery and serve as a domestic supplier of imported goods. We purchase products overseas from certain factories in China for our own account, and warehouse the products in leased facility in Canada. We are responsible for costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products and, therefore, domestic sales command higher sales prices than direct sales. We generally sell from our own inventory in less than container-sized lots.

Direct Sales. We ship some of our products directly to customers from China through our subsidiary in Hong Kong. Sales made through our subsidiary are completed by either delivering products to the customers' common carriers at the shipping point or by shipping the products to the customers' distribution centers, warehouses, or stores. Direct sales are made in larger quantities (generally container sized lots), who pay our subsidiary pursuant to irrevocable, transferable letters of credit or on open account.

Manufacturing and Production

Our products are manufactured and assembled by third parties pursuant to design specifications provided by us. Currently, substantially all of our CD products are manufactured by Starlight’s factory located in Guangdong Province in the People’s Republic of China (PRC). We also have ongoing relationships with 11 factories, located in the southern provinces of the PRC. For fiscal 2007, we anticipate that our products will be produced in the same current arrangement. We believe that the manufacturing capacity of our factories is adequate to meet the demands for our products in fiscal year 2007. However, if Starlight’s primary factory in China was prevented from manufacturing and delivering our products, our operation would be severely disrupted (see Item 1A - Risk Factors). Our products are manufactured using molds and certain other tooling owned by Starlight and ourselves. Our products contain electronic components manufactured by other companies such as Sanyo, Toshiba, Hitachi and National Semiconductor. Our manufacturers purchase and install these electronic components in our products under our specifications.

While our equipment manufacturers purchase our supplies from a small number of large suppliers, all of the electronic components and raw materials used by us are available from several sources of supply, and we do not anticipate that the loss of any single supplier would have a material long-term adverse effect on our business, operations, or financial condition. To ensure that our high standards of product quality and factories meet our shipping schedules, we utilize independent contractors as our representatives. These contractors include product inspectors who are knowledgeable about product specifications and work closely with the factories to verify that such specifications are met. Additionally, our key personnel frequently visit our factories for quality assurance and to maintain good working relationships.

All of the electronic equipment sold by us is warranted to the end user against manufacturing defects for a period of ninety (90) days for labor and parts. During the fiscal years ended March 31, 2006 and 2005, warranty claims have not been material to our results of operations.

Cosmo believes that its sources and supplies of finished goods, components and other materials are adequate for its needs. Cosmo has not experienced a significant inability to obtain necessary finished goods, components or other materials.

Reverse Logistic Operation

We have an arrangement with a certain manufacturer that distributes television sets in Canada to handle customer returns for them. Our warehouse facility in Canada has the capacity to handle a high volume of defective products. We charge the manufacturer a fee on a per piece basis and reported this as commission and other income. Our agreement with this TV manufacturer to handle the returns is on an on-going and mutually agreed basis with no expiration date.

Commission

With our close relationship with Starlight, we have developed a good knowledge of their manufacturing capability and facility. Starlight pays us a commission based on sales made between Starlight and our customers at a percentage of sales. We report income on our consolidated income statement from this category under “Commission income”.

License Agreements

We entered into a licensing agreement with Audiovox in April, 2003. This license agreement expired in March, 2006. The agreement provides for an automatic rollover to extend unless notice is given to terminate. As of July 26, 2006, we have not received notice from Audiovox to terminate the agreement. We do not guarantee Audiovox any minimum payments but we pay an agreed percentage on the sales of the licensed products. Sales generated under the Audiovox License represent 18% of our sales revenue in fiscal 2006 and 34% in fiscal 2005.

Competition

Our business is highly competitive. Our major competitors of our CD category are Citizens, Philips and GE. Competitors of our TV and DVD category are Apex, Cyberhome and Philips. We believe that competition for our products is based primarily on price, product features, reputation, delivery times, and customer support. We believe that our brand names are recognized in the industry and help us to compete in these categories. Our financial position depends, among other things, on our ability to keep pace with changes and developments in the household entertainment industry and to respond to the requirements of our customers. Many of our competitors have significantly greater financial, marketing, and operating resources and broader product lines than we do.

Intellectual Property

We have registered “Audiologic”, “Diamond Vision” and “Diamond Sound” as our trade marks in United States and in Canada.

We believe our intellectual property is adequately protected, but there are no assurances that these rights can be successfully asserted in the future or will not be invalidated or challenged.

Government Regulation

Our products must meet the safety standards imposed in various national, state, local and provincial jurisdictions. Our products sold in Canada are designed, manufactured and tested to meet the safety standards of Underwriters Laboratories, Inc. ("ULE") or Electronic Testing Laboratories ("ETL"). In Europe and other foreign countries, our products are manufactured to meet the CE marking requirements. CE marking is a mandatory European product marking and certification system for certain designated products. When affixed to a product and product packaging, CE marking indicates that a particular product complies with all applicable European product safety, health and environmental requirements within the CE marking system. Products complying with CE marking are now accepted to be safe in 28 European countries.

The manufacturing operations of our foreign suppliers in China are subject to foreign regulation. China has permanent "normal trade relations" ("NTR") status under Canadian tariff laws, which provides a favorable category of Canadian import duties. China's NTR status became permanent on January 1, 2002. This substantially reduces the possibility of China losing its NTR status, which would result in increasing costs for us.

Seasonality and Seasonal Financing

Our business is highly seasonal, with consumers making a large percentage of purchases of our products around the traditional holiday season in our second and third quarter. These seasonal purchasing patterns and requisite production lead times cause risk to our business associated with the underproduction or overproduction of products that do not match consumer demand. Retailers also attempt to manage their inventories more tightly, requiring that we ship products closer to the time that retailers expect to sell the products to consumers. These factors increase the risk that we may not be able to meet demand for certain products at peak demand times, or that our own inventory levels may be adversely impacted by the need to pre-build products before orders are placed. As of March 31, 2006, we had inventory of $4.1 million (net of reserves totaling $251,000) compared to inventory of $5 million as of March 31, 2005 (net of reserves totaling $85,000).

Our financing of seasonal working capital during fiscal 2006 was from selling of the inventory carried over from prior year. We rely on credit terms from our manufacturers to finance the purchase of new inventory. We also have understanding from Starlight to provide short term working funds to purchase inventory should we require them.

For fiscal 2007, we plan on financing our inventory purchases by the current arrangement.

Information Systems

Cosmo’s information systems are designed to respond quickly to inquiries from managers, employees, suppliers and customers. Cosmo has implemented internet-based systems to provide accurate and timely information and allow Cosmo’s representatives, dealers and distributors to check the status of their orders at a secure Internet site. Cosmo has also implemented internet systems to provide accurate and timely information to its suppliers in support of just-in-time delivery of components to Cosmo’s manufacturing facilities. These systems help Cosmo reduce costs by reducing inventory requirements and for a more timely and accurate exchange of information with our suppliers.

Backlog

We ship our products in accordance with delivery schedules specified by our customers, which usually request delivery within 3 months of the date of the order. In the consumer electronics industry, orders are subject to cancellation or change at any time prior to shipment. In recent years, a trend toward just-in-time inventory practices in the consumer electronics industry has resulted in fewer advance orders and therefore less backlog of orders for us. We believe that backlog orders at any given time may not accurately indicate future sales. As of July 26, 2006, we had no backlog of orders and none in the same period in fiscal 2005. Backlog orders do not take into account of any sales ordered by customers directly from our domestic inventory with order turnaround time of one to two weeks. We normally have to keep the minimum inventory in our domestic warehouses for this type of sales.

Employees

As of March 31, 2006, we employed 35 people, all of whom are full-time employees, including two executive officers. One of our employees is located at our subsidiary in Hong Kong. The remaining employees are based in Canada, 20 engaged in warehousing and technical support, and 12 in accounting, marketing, sales and administrative functions. Cosmo has never had a work stoppage and none of its employees are unionized. Cosmo believes they have good employee relations.

Item 1A.	Risk Factors

RISK FACTORS THAT MAY AFFECT COSMO’S OPERATING RESULTS, BUSINESS PROSPECTS AND STOCK PRICE

Before you buy or sell Cosmo stock, you should be aware that there are risks, including those described below and others Cosmo has not anticipated or discussed. You should consider carefully these and other risk factors, together with all of the other information included in Cosmo’s filings with the SEC and Cosmo’s periodic press releases, before you decide to buy or sell shares of Cosmo’s common stock.

As you consider these risk factors, Cosmo also calls your attention to Cosmo’s statements about Forward Looking Statements and Risk Factors in Part I of this Annual Report.

We have significant working capital needs and if we are unable to obtain additional financing when needed, we may not have sufficient cash flow to continue operations.

As of July 26, 2006, our cash on hand is limited. We will finance our working capital needs from the collection of accounts receivable, and sales of existing inventory. See "Liquidity" beginning on page 22. As of March 31, 2006, our inventory was valued at $4 million. If these sources do not provide us with adequate financing, we will be seeking financing from our factories. If we are not able to obtain adequate financing from our factories when needed, it will have a material adverse effect on our cash flow and our ability to continue operations.

A small number of our customers account for a substantial portion of our revenues, and the loss of one or more of these key customers could significantly reduce our revenues and cash flow.

We rely on a small number of customers to provide a substantial portion of our revenues. As a percentage of total revenues, our net sales to our 5 largest customers during the fiscal period ended March 31, 2006 and 2005 were approximately 95% and 96% respectively. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from our largest customers would decrease our revenues and cash flow significantly.

We rely on Starlight to manufacture and produce the majority of our CD players, DVD players and television sets and if Starlight does not support our delivery schedule, it would affect our revenues and profitability.

We believe that because Starlight has a substantial investment in our operation they will support us unconditionally. In the event of disruption in its factory, Starlight will source outside factories to manufacture our products but we risk losing sales and goodwill to our customers.

We are subject to pressure from our customers relating to price reduction and financial incentive and if we are pressured to make these concessions to our customers, it will reduce our revenues and profitability.

Because there is intense competition in the consumer electronic market, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices or they will purchase from our competitor's products. If we do not meet our customer's demands for lower prices, we will not sell as many products. We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or advertising allowances, which effectively reduce our profit. We gave advertising allowances in the amount of $233,000 during fiscal 2006 and $303,000 during fiscal 2005. We have historically offered advertising allowances to our customers because it is standard practice in the retail industry.

We experience difficulty forecasting the demand for our products and if we do not accurately forecast demand, our revenues, net income and cash flow may be affected.

Because of our reliance on manufacturers in China for our products, our production lead times range from one to four months. Therefore, we must commit to production in advance of customers orders. It is difficult to forecast customer demand because we do not have any scientific or quantitative method to predict this demand. Our forecasting is based on management's general expectations about customer demand, the general strength of the retail market and management's historical experiences. In the past, our experienced management team has been able to plan our production and inventory requirements without building excessively high inventory.

Our gross profit margins have decreased over the past year and we expect a continued competitive market in the future.

Over the past year, our gross profit margins have generally decreased due to price competition. We expect that our gross profit margin might decrease under downward pressure in fiscal 2007 but we are also putting pressure on our manufacturers to lower their production costs. Based on past experience, we expect that we can pass on the price pressure to our manufacturers.

Our business is seasonal and therefore our annual operating results will depend, in large part, on our sales during the relatively brief holiday season.

Sales of consumer electronics in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ended September 30 and the third quarter ended December 31. Sales in our second and third quarter, combined, accounted for approximately 89% and 73% of total sales in fiscal 2006 and 2005 respectively.

If Cosmo does not continue to develop, introduce and achieve market acceptance of new and enhanced products, sales may decrease.

The consumer electronic industry is characterized by rapid technological change, frequent new product introductions and enhancements and ongoing customer demands for greater performance. In addition, the average selling price of an electronic product has historically decreased over its life cycle, and we expect that trend to continue. As a result, our products may not be competitive if we fail to introduce new products or product enhancements that meet evolving customer demands. The development of new products is complex, and we may not be able to complete development in a timely manner. To introduce products on a timely basis, we must:

•	accurately define and design new products to meet market needs;
•	design features that continue to differentiate our products from those of our competitors;
•	update our manufacturing process technologies;
•	identify emerging technological trends in our target markets;
•	anticipate changes in end-user preferences with respect to our customers' products;
•	introduce products to market on a timely basis at competitive prices; and
•	respond effectively to technological changes or product announcements by our competitors.

We believe that we will need to continue to enhance our products and develop new merchandise to keep pace with competition, technological developments, and to achieve market acceptance for our products. At the same time, we are identifying other products which may be different from audio and video equipment.

Our products are shipped from China and any disruption of shipping could prevent or delay our customers’ receipt of inventory.

We rely principally on independent ocean carriers to ship virtually all of the products that we import to our warehouse facility in Toronto, Canada. Retailers that take delivery of our products in China rely on a variety of carriers to import those products. Any disruptions in shipping, whether in Toronto or China, caused by labor strikes, other labor disputes, terrorism, and international incidents may prevent or delay our customers' receipt of inventory. If our customers do not receive their inventory on a timely basis, they may cancel their orders or return products to us. Consequently, our revenues and net income would be affected.

Our manufacturing operations are located in the People’s Republic of China, subjecting us to risks common in international operations. If there is any problem with the manufacturing process, our revenues and net profitability may be affected.

We are using 12 factories in the People's Republic of China to manufacture the majority of our products. These factories will be producing all of our products in fiscal 2007. Our arrangements with these factories are subject to the risks of running business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

We depend on third party suppliers for parts for our products, and if we cannot obtain supplies as needed, our operations will be severely damaged.

Our growth and ability to meet customer demand depends in part on our ability to obtain timely deliveries of our electronic products. We rely on third party suppliers to produce the parts and materials we use to manufacture and produce these products. If our suppliers are unable to provide our factories with the parts and supplies, we will be unable to produce our products. We cannot guarantee that we will be able to purchase the parts we need at reasonable prices or in a timely fashion. In the last several years, there have been shortages of certain components that we use in our DVD players. If we are unable to anticipate any shortages of parts and materials in the future, we may experience severe production problems, which would impact our sales.

We are exposed to the credit risk of our customers who are experiencing financial difficulties, and if these customers are unable to pay us, our revenues and profitability will be reduced.

We sell products to retailers, including department stores, hardware stores and specialty stores. In the past, we have been diligent to screen credit worthiness of our customers and experience of bad debts has been insignificant. Deterioration in the financial condition of our customers could have a material adverse effect on our revenues and future profitability.

Our common stock currently is not actively traded on the OTC bulletin board.

Our common stock is inactive and has no bid and ask price. We believe that if we can establish a pattern of profitability in the near future, our common stock may be more actively traded.

The loss of their largest customer or significant reductions in their purchases of Cosmo’s products would reduce sales.

This significant customer accounts for 91%, 88% and 92% of Cosmo’s sales in 2006, 2005 and 2004. Cosmo anticipates that this customer will continue to account for a significant portion of Cosmo’s sales for the foreseeable future, but is not obligated to any long-term purchases. They have considerable discretion to reduce, change or terminate purchases of Cosmo’s products. Cosmo cannot be certain that it will retain this customer or maintain a favorable relationship.

If Cosmo fails to manage its inventory effectively, Cosmo could incur additional costs or lose sales.
Cosmo customers have many brands to choose from when they decide to order products. If Cosmo cannot deliver products quickly and reliably, customers will order from a competitor. Cosmo must stock enough inventories to fill orders promptly, which increases Cosmo’s financing requirements and the risk of inventory obsolescence. Because competition has forced Cosmo to shorten its product life cycles and more rapidly introduce new and enhanced products, while simultaneously sourcing more products overseas and carrying larger inventories, there is a significant risk that Cosmo’s inventory could become obsolete.

Currency fluctuations may reduce the profitability of Cosmo’s foreign sales.
Cosmo currently makes sales to Canadian and certain European dealers and distributors in their respective currencies. However, as part of the transition to local distributors, an increasing portion of Cosmo’s sales are denominated in U.S. dollars. If Cosmo is unsuccessful in its transition to distributors, Cosmo’s exposure to gains and losses on foreign currency transactions will continue. Cosmo does not trade in derivatives or other financial instruments to reduce currency risks. In some instances this will subject Cosmo’s earnings to fluctuations because Cosmo is not protected against substantial currency fluctuations.

Item 2.	Properties

Our corporate headquarters are located in Markham, Ontario, Canada in a 35,000 sq. ft. office and warehouse facility.

Our subsidiary in Hong Kong shares office space with Starlight in Hong Kong from which we oversee China based manufacturing operations. There is no lease agreement with Starlight and we do not pay rent to Starlight for the facility.

We believe that our facility is well maintained, in substantial compliance with environmental laws and regulations, and adequately covered by insurance. We also believe that our leased facility is not unique and could be replaced, if necessary, at the end of the term of the existing lease.

Item 3.	Legal Proceedings

We are from time to time involved in routine litigation incidental to our business, most of which is adequately covered by insurance and none of which is expected to have a material adverse affect on our business, financial condition or results of operation.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during fiscal 2006.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Since 2001, our common stock shares have been traded on the OTC Bulletin Board. There were no quotes of high and low during fiscal 2006. We have 166 record holders of our common stock on July 26, 2006. However, those shares being held by Cede & Company have not been broken down. Our policy is to retain earnings and we have not declared any dividends in the past. Any payment of cash dividends in the future will be dependent upon the financial condition, capital requirements, earnings, contractual restrictions and other factors considered relevant by our Board of Directors.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” and Item 8, “Financial Statements and Supplementary Data.” The table contains selected consolidated financial data for the five years ended March 31, 2006 derived from Cosmo’s audited consolidated financial statements. Due to a change in the fiscal year end of the Company resulting from a reorganization, the 2002 comparative is for a three month period. Prior period amounts have been reclassified to conform to the 2006 presentation.

	Years Ended March 31,

	2006	2005 Restated	2004	2003	2002

	(In thousands, except per share data)
Consolidated Statements of Operations:
Net sales	$51,011	$35,452	$32,159	$19,753	$2,750
Cost of products sold	48,157	32,846	29,476	17,686	2,387

Gross profit	2,854	2,606	2,683	2,067	363
Other income	1,509	1,854	1,283	460	160
Operating expenses:
Selling and delivery	1,033	1,382	1,616	937	134
General and administrative	2,684	1,921	1,382	876	333
Depreciation and amortization	23	32	21	12	2

Total operating expenses	3,740	3,335	3,019	1,825	469

Operating income	623	1,125	947	702	54
Interest and other expense	304	232	257	79	22
Taxes - current and deferred	189	697	(29)	33	-
Net income (loss)	$130	$196	$719	$590	$32

Income (loss) per common share:
Income (loss) from operations
Basic and diluted	$0.00	$0.01	$0.02	$0.02	$0.00
Weighted average shares:
Basic and diluted	29,104	29,104	29,104	29,104	29,104

	As of March 31 (in thousands)
	2006	2005 Restated	2004	2003	2002
Balance Sheet Data:
Cash	$549	$629	$770	$815	$295
Total assets	8,249	7,616	7,642	5,645	3,161
Total current liabilities	6,006	5,772	6,485	5,460	3,947
Total long-term liabilities	0	0	0	0	0
Stockholders’ equity (deficit)	2,243	1,844	1,157	185	(786)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Analysis should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1: Business,” “Item 6: Selected Financial Data,” and “Item 8: Financial Statements and Supplementary Data.” This Analysis does not reflect the potential impact of any divestitures, mergers, acquisitions or other business combinations that had not been completed as of the date of this report.

Results of Operations

Overview

Our primary objectives for fiscal 2006 were to expand our sales and build solid relationships with our major customers. We consider these factors necessary to position us for further growth and to compete in the industry. Our major focus in sales in fiscal 2006 was in television and DVD players. Our net sales in the video category increased by $14.4 million in fiscal 2006 and accounted for almost all the growth in sales in 2006. Retail prices of our video products are highly competitive. We worked within a smaller gross profit margin in order to compete with other suppliers. Because of the change in product mix in our sales, our overall gross profit margin in fiscal 2006 decreased to 5.5% from 7.6% in fiscal 2005.

Our operating expenses (compensation, selling, general and administrative expenses) in fiscal 2006 increased to $3.7 million from $3.3 million in the prior year. The increase in operating expenses was mainly due to higher salary and wages as a result of increased sales and warehouse activities.

Restatement of 2005 Results

During the preparation of the March 31, 2006 corporate tax return for Cosmo Communications Canada Inc. the Company discovered that it had previously understated its taxable income. This error related to the incorrect exclusion of certain realized exchange gains which had been deducted from taxable income in the prior year. In addition, due to the incorrect translation of the accounts from their home currency to the reported currency, the Company determined that there were unrealized exchange gains, which were not taxable to Cosmo Communications Canada Inc. until subsequent years and therefore created a timing difference and a related deferred tax liability.

The Company restated its consolidated financial statements for the year ended March 31, 2005 to reflect the adjusted taxes. This restatement had no impact on previously reported net cash flows of the Company.

Fiscal Year Ended March 31, 2006 Compared with Fiscal Year Ended March 31, 2005

Sales

Net sales for the fiscal year ended March 31, 2006 increased to $51 million compared to revenues of $35.5 million in the fiscal year ended March 31, 2005. The increase in net sales was a result of both increases in unit volume as well as price per unit. The increase in sales is primarily attributed to:

•	focusing on the products which are popular among the younger consumers such as small flat screen TV and DVD players and MP3 Players;
•	competing aggressively by providing advertising allowances to our retail customers to promote our products; and
•	quickly introducing new styles and shapes that would be sought after by both youths and older customers.

The decrease in sales occurred in our CD players/audio product line category. Our total CD player sales decreased to $2.65 million in fiscal 2006 compared to total sales of $3.03 million in fiscal 2005.

Video sales increased to $27.7 million, or 54% of net sales, in fiscal 2006, compared to $13.4 million, or 37.7% of net sales, in fiscal 2005. Video sales consist of primarily mid size TV, flat screen TV and DVD Players and combination units of TV with a built-in DVD player.

In fiscal 2006, 90% of our sales were direct sales, which represent sales made by our subsidiary in Hong Kong, and 10% were domestic sales, which represent sales made from our warehouse in Canada. In fiscal 2005, 88% of our sales were direct sales, and 12% were domestic sales.

In fiscal 2006, sales in Canada represent 98% of our total sales; the remaining 2% were sales to Europe and other countries. In fiscal 2005, 96% of our sales were made to Canada, 4% to Europe and other countries.

Gross Profit

Gross profit for fiscal 2006 was $2.9 million or 5.5% of total revenues compared to $2.6 million or 7.6% of sales for fiscal 2005. The decrease in gross margin, compared to the prior year, was primarily due to change in our product mix with major focus in the video product lines, which have on average a smaller gross profit margin than the other categories. Our future expansion will be targeting a product mix that will improve our gross profit margin. We are planning to market new products in fiscal 2007 to include other MP3 Players, LCD TV, and Home improvement products. It is uncertain if these new products will provide a higher gross profit margin to us because we cannot predict if our competitors will cut their prices to compete with us.

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, inspection, freight charges and other distribution costs in their cost of sales. We account for the above expenses as operating expenses and classify them under selling, general and administrative expenses.

Commission Income

Our commission and other income which consist of commissions earned on brokering sales and handling return products for Starlight and another manufacturer. Total income was $1.5 million in fiscal 2006 compared with $1.9 million in fiscal 2005. The decrease was attributable to us processing a smaller amount of returns than in the prior year. Our customers choose how many of their returns we are to process, therefore we have no control over how many returns are received.

Operating Expenses

Operating expenses for the fiscal year ended March 31, 2006 increased to $3.7 million from $3.3 million in fiscal 2005. The increase in operating expenses consists of an increase in variable expenses and fixed expenses. The variable expenses (advertising, commission, freight and royalty expenses) increased proportionally as revenues increased. The fixed expense increase of $0.3 million was primarily due to the following factors:

•	consultancy fees to provide valuation and projections to explore the options of raising capital from private third parties;
•	insurance costs in our business package; and
•	graphic design to provide improved packaging artwork and translation in other languages for markets outside North America.

Income Tax Expenses

Significant management judgment is required in developing our provisions for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against deferred tax assets. Management evaluates its ability to realize its deferred tax assets on a quarterly basis and adjusts its valuation allowance when it believes that it is not likely to be realized.

For the fiscal year ended March 31, 2006, we recorded income tax expense of $312,903 and a prior year reassessment of taxes of $27,918. Current year taxes were high due to the realization of foreign exchange gains which had been deducted from taxable income in prior years, as they were unrealized at that time. The Company does not anticipate future changes in rates that were as significant as in 2003 to 2005 and as such does not anticipate such variances in its current or deferred taxes in subsequent years.

We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management's opinion, adequate provisions for income taxes have been made.

Liquidity and Capital Resources

On March 31, 2006, we had cash on hand of $548,506 compared to cash on hand of $628,561 on March 31, 2005. The decrease of cash on hand was primarily due to decreases in cash provided by operating activities, partially offset by increases in cash provided in financing activities.

Cash flows used in operating activities were $440,406 for the twelve months ended March 31, 2006. We carried a higher receivable balance in 2006 due to an increase in sales activities. The majority of our receivables are due from our direct sales and we do not foresee any collection problems as these sales are backed by letters of credit from our customers.

We reduced our inventory level at fiscal 2006 year end by $929,490 and increased our prepaid expenses and others by $369,457.

Cash used in investing activities for the twelve months ended March 31, 2006 was $7,604. Cash used in investing activities was for the purchase of office equipment.

Cash flows provided by financing activities were $98,805 for the fiscal year ended March 31, 2006. Financing was provided by Starlight by extending credits in trade payables and permitting a deferral of interest payment on the loan advance.

As of March 31, 2006, our working capital was $2.2 million. Our current liabilities of $6 million include:

•	amount due to Starlight resulting from normal course of the business for $2.8 million;
•	current liabilities resulting from normal course of the business with other factories for $1 million;
•	advance from Starlight for $1.7 million; and
•	current and deferred taxes of $0.5 million

As of July 26, 2006, our cash on hand is sufficient to cover approximately two months of operation. We expect our factories will continue to provide credits to us and that Starlight will provide financing to us if we require additional short term working capital.

Off Balance Sheet Arrangements

Cosmo does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (VIE’s), which would be established for the purpose of facilitating off-balance sheet arrangements. As of March 31, 2006, Cosmo did not have in any unconsolidated VIE’s.

Contractual Obligations as of March 31, 2006

Cosmo had contractual obligations at March 31, 2006 as follows:

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Loan from related party	$1,716,107	$1,716,107	$—	—	—
Operating leases	$738,230	$289,644	$448,586	$—	—

Working Capital Requirements for the Short and Long Term

During the next twelve month period, we plan on financing our working capital needs from:

•	The collection of accounts receivable;
•	Sales of existing inventory; and
•	The Continued support of factories in China that finance our purchases of goods for fiscal 2007.

Our sources of cash for working capital in the long term are the same as our sources for the short term. If we need additional financing for the long term use, one of the options that we may explore in the near future is by private offerings. However, we cannot guarantee that our financing plan will succeed. If we need to obtain additional financing and fail to do so, it may have a material adverse effect on our ability to meet our financial obligations and continue our operations.

During fiscal 2007, we will institute steps to control our operating costs. We intend to generate a similar portion of our total sales through direct sales to reduce our need to maintain inventory in our warehouse.

Except for the foregoing, we do not have any present commitment that is likely to cause our liquidity to increase or decrease in any material way. In addition, except for the Company's need for additional capital to finance inventory purchases, the Company is not aware of any trend, additional demand, event or uncertainty that will result in, or that is reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

Exchange Rates

For direct sales, we sell our products in U.S. dollars and pay for all of our manufacturing costs in either U.S. or Hong Kong dollars. Operating expenses of the Hong Kong office are paid in Hong Kong dollars. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK$7.80 to U.S. $1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. Operating expenses of our Canada office is paid in Canadian dollar, and domestic sales are received in Canadian dollar. The exchange rate between the Canadian dollar and US dollar can represent an exchange risk to us. Therefore any adverse fluctuation in this exchange rate may have a material effect on our business, financial condition or results of operation. The overall percentage of domestic sales in Canadian dollar is relatively small at approximately 10% of total sales. We have not taken any steps to hedge the exchange risk. In the event that domestic sales will increase to a higher level, we will be considering entering into hedging transactions to insure currency risk is minimized.

Seasonal and Quarterly Results

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for electronic audio and video equipment during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 89% and 73% of net sales in fiscal 2006, and 2005, respectively.

Our results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of orders placed and shipped to customers, as well as other factors. The fulfillment of orders can therefore significantly affect results of operations on a quarter-to-quarter basis.

Inflation

Inflation has not had a significant impact on the Company's operations. The Company has historically passed any price increases on to its customers since prices charged by the Company are generally not fixed by long-term contracts.

Critical Accounting Policies and Estimates

The methods, estimates and judgments Cosmo uses in applying its accounting policies have a significant impact on the results reported in its consolidated financial statements. Cosmo evaluates its estimates and judgments on an on-going basis. Cosmo bases its estimates on historical experience and assumptions that Cosmo believes to be reasonable under the circumstances. Cosmo’s experience and assumptions form the basis for its judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what Cosmo anticipates and different assumptions or estimates about the future could change its reported results.

Cosmo believes the following accounting policies are the most critical to Cosmo, in that they are important to the portrayal of Cosmo’s consolidated financial statements and they require Cosmo’s most difficult, subjective or complex judgments in the preparation of its consolidated financial statements:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Revenue Recognition

Sales, net of estimated sales returns, are recognized upon passage of title to the customer. This occurs upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer. Revenue is recognized if persuasive evidence of an agreement exists, the sales price is fixed or determinable, and collectability is reasonably assured.

Commission income is derived from reverse logistic services that consist of handling other distributor companies returned goods. In providing these services, the Company acts as an agent or broker without assuming the risks and rewards of ownership of the goods and therefore reports the commissions on a net basis. Revenue is recognized based on the completion of the contracted services.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Inventory is comprised of finished products that the Company intends to sell to its customers. The Company periodically makes judgments and estimates regarding the future utility and carrying value of its inventory. The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value. The Company has inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Foreign Translation Adjustment

The accounts of the foreign subsidiaries were translated into U.S. dollars in accordance with the provisions of SFAS No. 52, Foreign Currency Translation. Management has determined that the Hong Kong dollar is the functional currency of the Hong Kong subsidiaries and the Canadian dollar is the functional currency of the Canadian subsidiary. Certain current assets and liabilities of these foreign entities are denominated in U.S. dollars. In accordance with the provisions of SFAS 52, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant periods. Adjustments resulting from the translation of the financial statements from their functional currencies to United States dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income for the relevant periods.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, receivables, payables, and advances from the parent company.

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in the areas of changes in Canada and International borrowing rates and changes in foreign currency exchange rates. In addition, we are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase substantially all our inventory from companies in China and, therefore, we are subject to the risk that such manufacturers will be unable to provide inventory at competitive prices.

While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of March 31, 2006, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

Interest Rate Risk

As of March 31, 2006, we have borrowed from Starlight and discounted our trade bills to obtain cash advance on our direct sales. If prime rate goes up, our costs of borrowing will be increased accordingly.

Foreign Currency Risk

We have a wholly-owned subsidiary in Canada and a wholly-owned subsidiary in Hong Kong. Sales by the Canadian operations made in Canada are denominated in Canadian dollar; purchases of inventory are denominated in US or Hong Kong dollar, and operating expenses in Canadian dollar. The Hong Kong operating expenses are denominated in Hong Kong dollar, sales are denominated in U.S. dollar, and purchases of inventory are denominated in U.S. or Hong Kong dollar. These transactions create exposures to changes in exchange rates. Changes in the Hong Kong dollar exchange rate and Canadian dollar exchange rate with the U.S. dollar may positively or negatively affect our gross margins, operating income and retained earnings. We do not believe that near-term changes in the exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Canadian and Hong Kong dollar.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Cosmo Communications Corporation

We have audited the accompanying consolidated balance sheet of Cosmo Communications Corporation as of March 31, 2006 and the related consolidated statement of income, stockholders' equity and cash flows for the year ended March 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, such consolidated financial statements present fairly, in all material respects, the financial position of Cosmo Communications Corporation as of March 31, 2006 and the related consolidated statements of income, stockholders' equity and cash flows for the year ended March 31, 2006 in accordance with accounting principles generally accepted in the United States of America.

As described in note 3, the 2005 consolidated financial statements have been restated.

/s/ Walker & Company Chartered Accountants Professional Corporation
Markham, Canada
June 26, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Cosmo Communications Corporation

We have audited the accompanying consolidated balance sheets of Cosmo Communications Corporation as of March 31, 2005 and the related consolidated statements of income, stockholders' equity and cash flows for the year ended March 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, such consolidated financial statements present fairly, in all material respects, the financial position of Cosmo Communications Corporation as of March 31, 2006 and the related consolidated statements of income, stockholders' equity and cash flows for the year ended March 31, 2005 and 2004 in accordance with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, certain errors resulting from the incorrect exclusion of previously reported realized exchange gains which had been deducted from taxable income for the year ended March 31, 2005 were discovered by the Company's management during the current year.  Accordingly, the 2005 financial statements have been restated and an adjustment has been made to accumulated deficit as of April 1, 2005 to correct the errors.

/s/ SF Partnership, LLP Chartered Accountants
Toronto, Canada
June 3, 2005
except for note 3, as to which the date is June 26, 2006

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,

	2006	2005 Restated

ASSETS
Current assets:
Cash and cash equivalents	$548,506	$628,561
Accounts receivable, less allowances of $14,040 and $4,401 at March 31, 2006 and 2005, respectively	3,122,195	1,833,167
Inventories	4,136,341	5,065,831
Prepaid expenses and other	372,021	2,564

Total current assets	8,179,063	7,530,123
Equipment, net	64,716	73,118
Intangibles	5,403	12,579

Total assets	$8,249,182	$7,615,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,011,499	$906,669
Accounts payable to parent company	2,818,144	2,776,628
Taxes payable	276,745	152,924
Advances from parent company	1,716,107	1,617,302
Deferred taxes	166,336	318,074

Total liabilities	5,988,831	5,771,597

Stockholders’ equity
Capital stock	1,455,200	1,455,200
Additional paid-in capital	26,272,774	26,272,774
Accumulated deficit	(25,160,748)	(25,307,726)
Accumulated other comprehensive loss	(306,875)	(576,025)

Total stockholders’ equity	2,260,351	1,844,223

Total liabilities and stockholders’ equity	$8,249,182	$7,615,820

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended March 31,

	2006	2005 Restated	2004

Sales	$51,010,554	$35,452,041	$32,158,910
Cost of products sold	48,156,516	32,846,284	29,476,310

Gross profit	2,854,038	2,605,757	2,682,600

Commission income	1,508,990	1,853,534	1,317,872

Operating expenses:
Salaries and wages	1,641,781	1,185,443	1,053,412
Selling and delivery	1,033,210	1,381,924	1,351,502
General and administrative	1,042,343	735,014	580,516
Amortization	23,183	32,345	20,982

Total operating expenses	3,740,517	3,334,726	3,006,412

Income from operations	622,511	1,124,565	994,060
Interest	266,644	221,679	222,731
Loss on foreign exchange	36,696	10,536	79,917

Income before income taxes	319,171	892,350	691,412
Income tax expense - current	323,931	251,598	98,407
Income tax expense - deferred	(151,738)	444,525	(126,448)

Net income	$146,978	$196,227	$719,453

Foreign currency translation adjustment	269,150	459,009	283,284

Comprehensive income	$416,128	$655,236	$1,002,737

Earnings per common share:
Net income:
Basic and diluted	$0.01	$0.01	$0.02

Weighted average shares:
Basic and diluted	29,104,000	29,104,000	29,104,000

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Capital Stock		Additional		Other
			Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at April 1, 2003	29,104,000	$1,455,200	$26,272,774	$(26,223,406)	$(1,318,318)	$186,250
Currency translation	—	—	—	—	283,284	283,284
Net income	—	—	—	719,453	—	719,453

Balance at March 31, 2004	29,104,000	1,455,200	26,272,774	(25,503,953)	(1,035,034)	1,188,987
Currency translation restated	—	—	—		459,009	459,009
Net income restated	—	—	—	196,227	—	196,227

Balance at March 31, 2005 Restated	29,104,000	1,455,200	26,272,774	(25,307,726)	(576,025)	1,844,223
Currency translation	—	—	—		269,150	269,150
Net income	—	—	—	146,978	—	146,978

Balance at March 31, 2006	29,104,000	$1,455,200	$26,272,774	$(25,160,748)	$(306,875)	$2,260,351

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2006	2005 Restated	2004

Cash flows from operating activities:
Net income	$146,978	$196,227	$719,453
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	23,183	32,345	20,983
Deferred income taxes	(151,738)	444,525	(126,448)
Changes in operating assets and liabilities:
Accounts receivable	(1,289,028)	2,294,551	(1,398,137)
Inventories	929,490	(2,532,197)	(516,878)
Prepaid expenses and other	(369,457)	-	36,135
Accounts payable and accrued liabilities	104,828	225,924	(104,692)
Taxes payable	123,821	106,139	46,784
Accounts payable to parent company	41,517	(1,451,861)	996,168

Net cash used in operating activities	(440,406)	(684,347)	(326,632)

Cash flows from investing activities:
Purchases of equipment	(7,604)	(8,516)	(88,433)

Net cash used in investing activities	(7,604)	(8,516)	(88,433)

Cash flows from financing activities:
Advances from parent company	98,805	92,518	87,061

Net cash provided by financing activities	98,805	92,518	87,061

Effect of exchange rate changes on cash	269,150	459,009	283,284

Net decrease in cash and cash equivalents	(80,055)	(141,336)	(44,720)
Cash and cash equivalents at beginning of year	628,561	769,897	814,617

Cash and cash equivalents at end of year	$548,506	$628,561	$769,897

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATIONAND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

Cosmo Communications Corporation and subsidiaries (the "Company" or "Cosmo") market and distribute consumer electronic products. The Company has operations in Hong Kong and Canada.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. Presented below are those policies considered particularly significant:

Principles of Consolidation
The Company includes, in consolidation, its wholly owned subsidiaries, Cosmo Communications Canada Inc. and Cosmo Communications (H.K.) Limited. All significant intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Revenue Recognition

Sales, net of estimated sales returns, are recognized upon passage of title to the customer. This occurs upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer. Revenue is recognized if persuasive evidence of an agreement exists, the sales price is fixed or determinable, and collectability is reasonably assured.

Commission income is derived from reverse logistic services that consist of handling other distributor companies returned goods. In providing these services, the Company acts as an agent or broker without assuming the risks and rewards of ownership of the goods and therefore reports the commissions on a net basis. Revenue is recognized based on the completion of the contracted services.

COSMO COMMUNICATIONS CORPORATIONAND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Advertising Allowances

Effective January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-9”). Upon adoption of EITF 01-9, the Company is required to classify certain payments to its customers as a reduction of sales. The Company grants advertising allowances to its major customers as contributions to promote the Company's products. Management has determined that the Company meets the requirements of EITF 01-9 in order to characterize these contributions as a cost as opposed to a reduction in revenue and accordingly these costs are included in selling and delivery expenses.

Consolidated Statements of Income Classifications

The Company calculates its gross profit as the difference between its revenue and the associated cost of products sold. Cost of products sold includes direct product costs, inbound freight, excise taxes, casualty insurance, import duties and broker fees, vendor allowances, and increases or decreases to the Company’s FIFO reserve. The Company’s gross profit may not be comparable to other entities whose shipping and handling expenses are a component of cost of sales. Instead the Company includes these costs in selling and delivery expenses which amounted to $580,676 (2005 - $835,814).

The Company classifies the following expense categories separately on its statement of operations: salaries and wages; selling and delivery; and general and administrative. The Company’s labor costs of the warehouse and office staff are included in the salaries and wages expense category. The Company’s selling expenses primarily include shipping and handling costs, sales commissions, travel, entertainment, and product promotional costs. General and administrative expenses of the Company primarily include legal costs, insurance, rent, repairs, and general office expenses.

Cash and Cash Equivalents

Cash and cash equivalents consist of commercial accounts and interest-bearing bank deposits and are carried at cost, which approximates current value. Items are considered to be cash equivalents if the original maturity is three months or less.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Inventory is comprised of finished products that the Company intends to sell to its customers. The Company periodically makes judgments and estimates regarding the future utility and carrying value of its inventory. The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value. The Company has inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the year ended March 31, 2006, the Company increased its inventory reserve to $250,639.

COSMO COMMUNICATIONS CORPORATIONAND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Equipment

Equipment is stated at historical cost less accumulated depreciation. Depreciation, based on the estimated useful lives of the assets, is provided using the under noted annual rates and methods:

Furniture and fixtures	20% declining balance
Equipment	20% declining balance
Computer	25% declining balance
Warehouse equipment	20% declining balance

Intangible Assets
Intangible assets with finite lives are amortized by the straight-line method (which, for loan acquisition costs, also approximates the yield method) over the terms of the agreements or their estimated useful lives of five years.

Foreign Translation Adjustment

The accounts of the foreign subsidiaries were translated into U.S. dollars in accordance with the provisions of SFAS No. 52, Foreign Currency Translation. Management has determined that the Hong Kong dollar is the functional currency of the Hong Kong subsidiaries and the Canadian dollar is the functional currency of the Canadian subsidiary. Certain current assets and liabilities of these foreign entities are denominated in U.S. dollars. In accordance with the provisions of SFAS 52, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant periods. Adjustments resulting from the translation of the financial statements from their functional currencies to United States dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income for the relevant periods.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

COSMO COMMUNICATIONS CORPORATIONAND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, receivables, payables, and advances from the parent company.

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At March 31, 2006 and 2005, the carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities, and loans payable approximate their fair values due to the short-term maturities of these instruments.

Comprehensive Income

The Company adopted SFAS No. 130, Reporting Comprehensive Income that establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of changes in stockholders' equity, and consists of net income (loss) and unrealized gains (losses) on available for sale marketable securities, foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS 87, Employers' Accounting for Pensions. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to SFAS No. 128, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the years ended March 31, 2006 and 2005.

COSMO COMMUNICATIONS CORPORATIONAND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of the asset less cost to sell.

Concentration of Credit Risks

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of their credit terms.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatory redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The Company adopted SFAS No. 150 during the year ended March 31, 2004. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company.

COSMO COMMUNICATIONS CORPORATIONAND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements (Continued)

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. The Company adopted this pronouncement on 1 April 2005 and does not expect the adoption to have a material impact on the financial condition or results of operations for current or future periods.

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment. SFAS 123(R) amends SFAS 123 and APB No. 25. SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management does not expect the adoption of this new standard to have a significant impact on the results of operations or financial position.

In December 2004, the FASB issued SFAS 153, Exchanges of Non Monetary Assets, an amendment to Opinion No. 29, Accounting for Non Monetary Transactions. Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for non monetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted. Management does not expect adoption of SFAS 153 to have a material impact on the Company’s financial statements.

COSMO COMMUNICATIONS CORPORATIONAND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements (Continued)

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Assets Retirement Obligations—An Interpretation of FASB Statement No. 143. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 and therefore is applicable to the year ended March 31, 2006. The adoption of FIN 47 did not have a material impact on the Company's consolidated results of operations or financial condition.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections which changes the requirements for the accounting for and reporting of voluntary changes in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Change (APB 20), which previously required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect correction of an error. SFAS 154 carries forward without changing the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 applies to voluntary changes in accounting principle that are made in fiscal years beginning after December 15, 2005. We do not expect that the adoption of SFAS 154 will have a significant impact on our financial condition or results of operations.

3.	Restatement of 2005 Results

During the preparation of the March 31, 2006 corporate tax return for Cosmo Communications Canada Inc., the Company discovered that it had previously understated its taxable income. This error related to the incorrect exclusion of certain realized exchange gains which had been deducted from taxable income in the prior year. In addition, due to the incorrect translation of the accounts from their home currency to the reported currency, the Company determined that there were unrealized exchange gains, which were not taxable to Cosmo Communications Canada Inc. until subsequent years and therefore created a timing difference and a related deferred tax liability.

The Company restated its consolidated financial statements for the year ended March 31, 2005 to reflect the adjusted taxes.

COSMO COMMUNICATIONS CORPORATIONAND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	Restatement of 2005 Results (Continued)

The following table shows the effect of the restatement:

	As of March 31, 2005
	As Reported	As Restated
Changes to Consolidated Balance Sheet

Accounts payable to parent company	$2,711,964	$2,776,628
Taxes payable	40,235	152,924
Deferred tax liability	(22,657)	318,074
Accumulated other comprehensive loss	(486,476)	(576,025)
Accumulated deficit	(24,879,339)	(25,307,726)

	Year Ended March 31, 2005
	As Reported	As Restated
Changes to Consolidated Statement of Operations

Loss on foreign exchange	$35,575	$10,536
Income taxes	137,060	251,598
Deferred income taxes	103,786	444,525
Net Income	624,614	196,227
Basic and diluted net income per share	0.02	0.01

Changes to Consolidated Statement of Stockholders Equity

Currency translation	$548,558	$459,009
Net Income	624,614	196,227

Changes to Consolidated Statement of Cash Flows

Net Income	$624,614	$196,227
Deferred income taxes	103,786	444,525
Taxes payable	(6,549)	106,139
Accounts payable to parent company	(1,516,525)	(1,451,861)
Net cash used in operating activities	(774,046)	(684,347)
Effect of exchange rate changes on cash	548,708	459,009

The Company has restated the segment information in note 12 to reflect the adjustments to its Canadian operating segment. In addition, the Company had previously classified the US segment as domestic and the Hong Kong and Canadian segments as foreign.

COSMO COMMUNICATIONS CORPORATIONAND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	Restatement of 2005 Results (Continued)

The Company has restated the deferred tax liability reported in note 10. Previously the Company did not report any liability resulting from unrealized foreign exchange transaction gains. As previously mentioned, the Company has subsequently determined that there was a deferred tax liability in the amount of $340,731 related to the timing difference in unrealized foreign exchange transaction gains and note 10 has been restated to reflect this change.

The Company has restated the calculation for the provision for income taxes reported in note 10 for 2005. Previously the Company had reported the computed expected tax on accounting income as approximately $220,000. These amounts have been restated as $471,958. Previously the Company had reported unrealized gains as approximately $11,000. These amounts have been restated as unrealized foreign exchange gains deducted of $237,761 and recognition of previously unrealized foreign exchange gains of $109,378.

The Company had previously reported in none 11 that the accounts receivable from the customer that the Company is economically dependent on, amounted to approximately $239,000. This amount was incorrect and has been restated as $570,597.

4.	Equipment

     The components of equipment are as follows:

	March 31,
	2006	2005

Furniture and fixtures	$42,071	$42,071
Equipment	31,858	31,858
Computer	46,839	39,343
Warehouse equipment	67,602	67,494
Leasehold improvements	-	13,032

	188,370	193,798
Less accumulated depreciation	(123,654)	(120,680)

	$64,716	$73,118

5.	Accounts Payable to Parent Company

As of March 31, 2006, the Company owed $4,534,251 (2005 - $4,393,930) to the parent company, the principal corporate shareholder of the Company. Of this amount $1,716,107 (2005 - $1,617,302) was owed in the form of trade payable and the remainder was in the form of advances, see note 6.

COSMO COMMUNICATIONS CORPORATIONAND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	Advances from Parent Company

The advances from The Starlight Group of Companies (“Starlight”) bear interest at Hong Kong prime rate plus 1% and is payable on demand. Interest accrued as of March 31, 2006 was $505,475 (2005 - $455,000).

7.	Commitments

The Company leases premises under an operating lease with a five year term in Canada and shares the facilities for its Hong Kong operation. Minimum lease commitments under the leases at March 31, 2006 were:

Operating Leases

2007	$289,644
2008	297,712
2009	150,874

Total minimum lease payments	$738,230

8.	Capital Stock

Authorized:
30,000	preferred stock, cumulative, convertible at $0.01 par value
9,970,000	preferred stock, at $0.01 par value
50,000,000	common stock at $0.05 par value, voting, participating

	March 31,

	2006	2005

Issued:
29,104,000 common stock	$1,570,950	$1,570,950
2,314,567 treasury stock	(115,750)	(115,750)

	$1,455,200	$1,455,200

COSMO COMMUNICATIONS CORPORATIONAND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.	Related Party Transactions

Apart from those as disclosed in note 6, the Company's transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company's business.

During the year ended March 31, 2006, the Company purchased $36,339,662 (2005 - $21,703,000) of goods from Starlight and received $610,540 (2005 - $344,000) in commissions.

10.	Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109. SFAS No. 109 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The provision for income taxes reconciles to the amount obtained by applying the statutory income tax rates of 36.12% (2005 - 35.42%, 2004 - 36.6%) in Canada, 17.5% (2005 - 17.5%, 2004 - 15.5%) in Hong Kong and 15.5% (2005 - 15.5%, 2004 - 20.5%) in US to income before provision for taxes as follows:

	March 31,
	2006	2005 Restated	2004
Computed expected tax	$130,392	$471,958	$150,407
Expenses not deductible for tax purposes	1,543	9,398	12,000
Equipment	(7,270)	(6,517)	(30,000)
Unrealized foreign exchange gains	(13,386)	(237,761)	(11,000)
Recognition of previously unrealized foreign exchange gains	189,495	109,378	-
Utilization of tax losses carried forward	(4,761)	(94,858)	(23,000)

Provision for income taxes	$296,013	$251,598	$98,407

The components of deferred income taxes have been determined at the combined Canadian federal and provincial statutory rate of 36.12% as follows:

	March 31,

	2006	2005 Restated

Deferred tax assets (liabilities):
Book over tax depreciation	$14,441	$22,657
Unrealized foreign exchange transaction gains	(180,777)	(340,731)

Deferred income taxes	$(166,336)	$(318,074)

COSMO COMMUNICATIONS CORPORATIONAND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.	Economic Dependence

The Company is economically dependent on its parent company for the supply of inventory products to its customers. A Canadian mass-market merchandiser and chain store is the Company's largest customer, which accounted for approximately 90% of sales in 2006 and in 2005. Economic dependence exists with this identified customer. Loss of the customer may have significant adverse results to the financial position of the Company.

As of March 31, 2006, the accounts receivable from this customer amounted to approximately $2,033,346 (2005 - $570,597).

12.	Segment Information

The Company operated in one business segment and all of its sales are consumer electronic products. The Company's customers are principally in Canada. Borrowings are principally in the United States.

2006	Canada	Hong Kong	United States	Total

Assets	$5,081,785	$3,161,016	$6,381	$8,249,182
Sales	5,373,562	45,636,992	-	51,010,554
Gross margin	910,226	1,943,812	-	2,854,038
Net income (loss)	(333,696)	579,481	(98,806)	(146,979)

2005 Restated

Assets	6,080,784	1,522,458	12,579	7,615,821
Sales	3,769,979	31,682,062	-	35,452,041
Gross margin	201,369	2,404,388	-	2,605,757
Net income (loss)	(186,363)	451,391	(68,800)	196,228

13.	Comparative Figures

Certain figures in the 2005 and 2004 financial statements have been reclassified to conform with the basis of presentation used in 2006.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On September 16, 2005, SF Partnership, LLP (the "Former Accountant") resigned as auditor. On September 16, 2005 we engaged Walker & Company, (the "New Accountant"), as our independent certified public accountant. Our decision to engage the New Accountant was approved by the Board of Directors on September 15, 2005.

The reports of the Former Accountant on the financial statements of the Company for each of the two most recent fiscal years did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles for the two most recent fiscal years and all subsequent interim periods.

During the Company's two most recent fiscal years and the subsequent interim period through the date of resignation, there were no reportable events as the term described in Item 304(a)(1)(v) of Regulation S-K.

During the Company's two most recent fiscal years and the subsequent interim period through the date of resignation, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

The Company did not consult with the New Accountant regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided by the New Accountant that was a factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Cosmo’s principal executive officer (“CEO”) and principal financial officer (“CFO”) are responsible for establishing and maintaining adequate internal control over its financial reporting. They have reviewed Cosmo’s disclosure controls and procedures as at March 31, 2006 in order to comply with the SEC’s requirements for certification of this Form 10-K. Cosmo is a non-accelerated filer and, accordingly, it is required to comply with the SEC’s enhanced requirements for certification and attestation of internal control over financial reporting for its Form 10-K for its fiscal year ending March 31, 2007.

Cosmo is currently evaluating what changes will be needed to meet the enhanced reporting relating to internal controls required by the Sarbanes Oxley Act and subsequent SEC regulations. Cosmo is currently in the process of establishing an enhanced internal control process. Cosmo did not make any substantial changes in its internal review of Cosmo’s financial reporting during 2005.

Based on their review of Cosmo’s disclosure controls and policies, Cosmo’s CEO and CFO concluded that its disclosure controls and procedures were effective to ensure that information required to be disclosed by Cosmo in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and included controls and procedures designed to ensure that information required to be disclosed by Cosmo in such reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures for 2006.

Changes in Internal Controls

Cosmo has not made any changes to their internal controls, and is not aware of changes in any other factors that could affect these controls since the review of those controls as of March 31, 2006.

Item 9B.	Other Information

None.
PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth information concerning the directors and executive officers of Cosmo as of July 26, 2006:

Name	Age	Position
Philip Lau	58	Chairman of the Board of Directors and President
Peter Horak	65	Chief Executive Officer and Director
Carol Atkinson	57	Chief Financial Officer and Director
Yu Wing King	54	Vice President, Hong Kong operation
Jacky Lau	47	Director
Jeff Horak	48	Vice President -Sales and Marketing - Canada Operations

Philip Lau - Chairman and President

Mr. Philip Lau, Chairman of the Board of Directors, was appointed in January 2001 after Starlight International Limited acquired 49% of the voting shares of the Company. Since 1987, Mr. Lau has been the Chairman of Starlight International, an electronics company the shares of which are listed on the Hong Kong Stock Exchange, and has extensive experience in the consumer electronics business.

Peter Horak - Chief Executive Officer, Canada

Mr. Peter Horak, President of Cosmo Canada, was appointed as the Chief Executive Officer in January 2001. Mr. Horak was the co-founder of Cosmo's Canadian subsidiary and has been its chief executive officer since 1988. Mr. Horak is the Company's chief sales, marketing, and sourcing executive.

Carol Atkinson - Director

Ms. Atkinson has served as a director of the Company since January 2001 after Starlight International Limited acquired its shares. Ms Atkinson is a licensed public accountant.

Yu Wing Kin - Vice President, Administration, Hong Kong

Mr. Kin has served as Vice President of Administration of Cosmo Hong Kong since joining the Company in August 1978.

Jacky Lau - Director

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

Compliance with Section 16(A) of the Exchange Act.

To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended March 31, 2006, its officers, directors and 10% shareholders complied with all Section 16(a) filing.

Item 11.	Executive Compensation

Compensation of Directors

Board Directors generally receive meeting attendance fees of $300. However, each such director waived his/her rights to receive such fees during fiscal 2006. Annual retainers are not currently provided to directors; however, such retainers may be re-instituted in the future.

Executive Compensation

The following table sets forth certain compensation information for the fiscal years ended March 31, 2006, 2005 with regard to (i) Peter Horak, our Chief Executive Officer, and to each of the four most highly compensated executive officers of Cosmo for fiscal 2006, 2005 and 2004:

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	All Other Compensation
Peter Horak	2006	$138,000	$-	$3,000	$-
Chief Executive Officer	2005	138,000	-	4,000	-
and Director	2004	138,000	-	2,950	-

Jeff Horak	2006	$138,000	$-	$22,000	$-
Vice President - Canada	2005	138,000	-	17,500	-
	2004	138,000	-	21,066	-

Yu Wing King	2006	$47,114	$4,017		$-
Vice President - Hong Kong	2005	45,796	2,290		-
	2004	45,246	2,262		-

E.J Colin	2006	$64,200	$-	$12,600	$-
National Sales Manager - Canada	2005	64,200	-	12,400	-
	2004	51,724	-	9,807	-

(1)	Includes automobile expense allowances and other employee benefits

Employment Agreements

The Company did not have any employment agreements with any executive officers during fiscal 2006 and 2005.

Long-term Compensation - Stock Option Grants and 401K Plan

The Company does not have any stock option plan or 401K plan as long-term compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the name, address, number of shares beneficially owned, and the percentage of the Registrant’s total outstanding common stock shares owned by: (i) each of the Registrant’s Officers and Directors; (ii) the Registrant’s Officers and Directors as a group; and (iii) other shareholders of 5% or more of the Registrant’s total outstanding common stock shares. The percentages have been calculated by taking into account all Shares owned on the record date as well as all such Shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the Shares owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Starlight International, 5/F, 232 Aberdeen Road Hong Kong	26,585,008	91.3%
Common Stock	Peter Horak Unit 2 - 55 Travail Road Markham, Ontario, Canada	257,500	039%
Common Stock	All Officers and Directors, as a Group	26,842,508	92.2%

Item 13.	Certain Relationships and Related Transactions

During the year ended March 31, 2006, we purchased $36,339,662 (2005 - $21,703,000) of goods from our parent company, Starlight and received $610,540 (2005 - $344,000) in commissions.

Item 14.	Principal Accountant Fees and Services

The following is a summary of the fees billed to the Company by Walker & Company Chartered Accounts Professional Corporation, SF Partnership LLP, Chartered Accountants and Chan & Watt Company for professional services rendered for the fiscal years ended March 31, 2006 and 2005:

	2006	2005
Audit Fees (a)	$29,247	$24,231
Audit Related Fees	5,670	1,500
Tax Fees (b)	3,000	2,500
All Other Fees	-	-

(a)
Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports.

(b)
Consists primarily of fees paid for tax compliance and tax planning services. This category includes services regarding tax return assistance, assistance with tax return filings in certain foreign jurisdictions, assistance with tax audits and appeals, and general U.S. and foreign tax advice.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Consolidated Financial Statements

See Index to Consolidated Financial Statements on page 23 of this report.

Financial Statement Schedule

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
COSMO COMMUNICATIONS CORPORATION

Description	Balance at Beginning of Year	Additions (Reductions) Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended March 31, 2006
Deducted from asset account:
Allowance for doubtful accounts	$4,401	$10,855	$1,216	$14,040
Sales return and allowance reserve	81,017	3,756,254	3,591,501	245,770

Total	$85,418	$3,767,109	$3,592,717	$259,810

Year ended March 31, 2005
Deducted from asset account:
Allowance for doubtful accounts	$11,070	$5,475	$12,144	$4,401
Sales return and allowance reserve	32,409	4,280,160	4,231,552	81,017

Total	$43,479	$4,285,635	$4,243,696	$85,418

Year ended March 31, 2004
Deducted from asset account:
Allowance for doubtful accounts	$16,149	$28,193	$33,272	$11,070
Sales return and allowance reserve	56,916	3,671,513	3,696,020	32,409

Total	$73,065	$3,699,706	$3,729,292	$43,479

Other financial statement schedules have not been presented, as they are not applicable.

Exhibits

Exhibit
Number		Description of Document

	3.1	Articles of Incorporation as amended +

	3.2	Registrant's Bylaws ++

	16	Letter on Change in Accountant +++

	21.1	List of Subsidiaries of Cosmo Communications Corporation *

	23.1	Consent of Independent Registered Public Accounting Firm *

	31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Peter Horak *

	31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carol Atkinson *

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

+	Previously filed with Cosmo’s Annual Report on Form 10-K for the year ended March 31, 1992, as amended.

++	Previously filed with Registration Statement No. 2-83088.

+++	Previously filed on September 28, 2005 with Cosmo’s Current Report on Form 8-K.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d), as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Markham, Ontario, Canada on August 4, 2006.

COSMO COMMUNICATIONS CORPORATION

By:	/s/ PETER HORAK

Peter Horak
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ PETER HORAK	President, Chief Executive Officer and	August 4, 2006
Peter Horak	Director (Principal Executive Officer)

/s/ CAROL ATKINSON	Chief Financial Officer and	August 4, 2006
Carol Atkinson	Director (Principal Financial Officer)