Form 10-Q
period 2006-06-30
COSMO COMMUNICATIONS CORP
filed 2006-09-06
CIK 718096

10Q form10q 063006.htm REPORT FOR THE QUARTER ENDED June 30, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

August 25, 2006

Common - 29,104,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format         Yes      ☐         No     ☒

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2006	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$792,477	$548,506
Accounts receivable	7,336,782	3,122,195
Inventory	5,326,714	4,136,341
Prepaid expenses and deposits	607,209	372,021

Total Current Assets	14,063,182	8,179,063

Equipment, net of depreciation	61,439	64,716
Deferred charges, net of amortization	3,687	5,403
	65,126	70,119

Total Assets	$14,128,308	$8,249,182
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$3,322,279	$1,011,499
Taxes payable	359,829	276,745
Accounts payable to parent company	5,610,748	2,818,144
Advances from parent company	1,741,634	1,716,107
Deferred taxes	223,493	166,336

Total Current Liabilities	11,257,983	5,988,831

Stockholders' Equity:
Capital stock	1,455,200	1,455,200
Additional paid in capital	26,272,774	26,272,774
Accumulated other comprehensive loss	8,448	(306,875)
Accumulated deficit	(24,866,097)	(25,160,748)

Total Stockholders' Equity	2,870,325	2,260,351

Total Liabilities and Stockholders' Equity	$14,128,308	$8,249,182

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	2006	2005

Sales	$18,929,428	$4,342,852
Cost of goods sold	17,710,829	4,138,967

Gross profit	1,218,599	203,885

Commission and other income	373,809	136,827
	1,592,408	340,712
Expenses:
General and administrative	639,349	489,796
Selling and delivery	222,533	228,794
Loss (gain) on exchange	163,686	(10,318)
Financial	83,143	36,824
Depreciation	4,993	7,030
	1,113,704	752,126
		-
Net income (loss) before income taxes	$478,704	$(441,414)

Income taxes	126,896	-
Deferred income taxes	57,157	-

Net income (loss)	294,651	(414,414)

Net income (loss) per common share:
Basic and diluted	$0.01	$(0.01)
Weighted average common shares outstanding:
Basic and diluted	29,104,000	29,104,000

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$294,651	$(411,414)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	4,993	7,030
	299,644	(404,384)
Increase (decrease) in:
Accounts receivable	(4,214,587)	(2,734,048)
Inventory	(1,190,373)	(56,751)
Prepaid expenses and deposits	(235,187)	(10)
Accounts payable and accrued liabilities	2,310,780	2,526,344
Taxes payable	140,241	(395)
Accounts receivable (payable) to parent company	2,792,604	308,035
Net cash used in operating activities	(96,878)	(361,209)

Cash Flows from Financing Activities:
Advances from parent company	25,527	24,511

Cash Flows from Investing Activities:
Acquisition of equipment	-	(5,819)

Effect of foreign currency translation	315,322	(101,007)

Net increase (decrease) in cash	243,971	(443,524)

Cash - beginning of period	548,506	628,561

Cash - end of period	$792,477	$185,037

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43. In addition, this statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. The Company adopted this pronouncement on April 1, 2005 and does not expect the adoption to have a material impact on the financial condition or results of operations for current or future periods.

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

COSMO COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncement (Continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto appearing elsewhere in this quarterly report, and in conjunction with the Management's Discussion and Analysis set forth in (1) our annual report on Form 10-K for the year ended March 31, 2006.

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

In addition, readers are also advised to refer to the information contained in our filings with the Commission, especially on Forms 10-K, 10-Q and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

Overview

Cosmo Communications Corporation (the “Company”, “Cosmo”, “we”, “us” or “our”) was incorporated in the state of Florida in 1983.

The Company is engaged in the development, production, distribution, marketing and sale of consumer electronic audio and video equipment, accessories and clocks. Our products are sold primarily in Canada and to selective customers in USA, United Kingdom, South America through mass merchandisers, department stores, electronic stores, chains, and specialty stores.

Our products are currently sold in such stores as Wal-Mart, Super-Stores, Home Hardware, Bargain Shop, and Best buy/Future Shop.

Results of Operations for the Quarter Ended June 30, 2006 (“2006”) and For the Quarter Ended June 30, 2005 (“2005”)

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the three months ended June 30, 2006 and 2005.

	Three months ended	Three months ended
	June 30, 2006	June 30, 2005
Sales	100%	100%
Cost of goods sold	93.6%	95.3%

Gross profit	6.4%	4.7%

Commission and other income	2.0%	3.1%

Expenses:
General and administrative	3.4%	11.3%
Selling and delivery	1.2%	5.3%
Financial	0.4%	0.9%
Gain (loss) on exchange	(0.9%)	0.2%
Depreciation	-	0.2%
Net income (loss) before income tax	2.5%	(9.5%)
Income tax expense	1.0%	-
Net income (loss)	1.5%	(9.5%)

The following is a discussion and analysis of our results of operations for the above periods:

Net Sales:

Sales in 2006 increased by $14.5 million or 336% compared to the corresponding period in 2005. Of this increase, sales of video products which include flat screen TV and DVD players, contributed $13.2 million of the increase. Audio products’ contribution was $1.3 million. Sales of other product lines remained flat in this quarter compared with the corresponding period in 2005. We expect the trend of video sales in the next quarter to remain strong.

Cost of Sales and gross Margin:

Gross margin as a percentage of sales was approximately 6.4% in this quarter as compared to 4.7% for the same period in 2005. We improved our profit margin in this quarter because we were able to obtain a better cost from our subcontractors due to economy of scale.

Commission and other income:

Commission income increased by $233,267 or 170%. The stronger commission income was due mainly to the reverse logistic business for operating a return center for other manufacturers. Income in this category is usually fluctuating and we will not be able to predict the level of income from this operation.

Selling, General and Administrative Expenses:

Our general and administrative expense in this quarter increased by 31% compared with the 2005 quarter. The main areas of increase was in salary and wages, insurance and expenses necessary to resume operation in the United States to limited and selective customers.

Selling and delivery expenses were reduced by 3% during this quarter. We cut back advertising allowance to our customers, which accounted for the reduction.

Interest Expenses:

Our interest and finance charges increased by 126%. The increase was largely bank charges directly related to higher direct sales activities in this quarter.

Net Earnings:

The net earning in this quarter was $294,651, compared with a net loss of $411,414 in the corresponding period in 2005. The significant turnaround was attributed by:

•	Strong sales in the video segment;
•	Improved profit margin;
•	Higher commission income from reverse logistic operations; and
•	Leveling selling and delivery expenses despite significant sales performance.

We are optimistic that the upward sales trend will continue for at least the next quarter based on the current sales activities.

Liquidity and Capital Resources

During the current quarter, net cash used in operating activities was $86,878. The ratio of current assets to current liabilities was 1.24 to 1, as compared to 1.37 to 1 on March 31, 2006. The main source of our working capital during this quarter came from financing from our vendors including our parent company, the Starlight Group. Our ratio of current assets to current liabilities is consistent with the prior year and reflective of our normal operating activities by having to maintain high levels of inventory on hand as well as high accounts receivable balances.

During the next quarter, we plan on financing our operation in the same way we did this quarter. We expect our vendors will continue to support us in financing our inventory.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s market risk during the first quarter ended June 30, 2006. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. - RISK FACTORS

We have significant working capital needs and if we are unable to obtain additional financing when needed, we may not have sufficient cash flow to continue operations.

As of August 25, 2006, our cash on hand is limited. We will finance our working capital needs from the collection of accounts receivable and sales of existing inventory. As of June 30, 2006, our inventory was valued at $5 million. If these sources do not provide us with adequate financing, we will be seeking financing from our factories. If we are not able to obtain adequate financing from our factories when needed, it will have a material adverse effect on our cash flow and our ability to continue operations.

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

We believe that because Starlight has a substantial investment in our operations they will support us unconditionally. In the event of disruption in its factory, Starlight will source outside factories to manufacture our products but we risk losing sales and goodwill to our customers.

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

Our gross profit margins are always under the pressure of a continued competitive market in the future.

Over the past year, our gross profit margins have generally decreased due to price competition. We expect that our gross profit margin might decrease under downward pressure in fiscal 2007 but we are also putting pressure on our manufacturers to lower their production costs. During the current quarter, we have had some success in our manufacturers lowering their costs.

Our business is seasonal and therefore our annual operating results will depend, in large part, on our sales during the relatively brief holiday season.

Sales of consumer electronics in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ended September 30 and the third quarter ended December 31. Sales in our second and third quarter, combined, historically accounted for approximately 89% of total sales in fiscal 2006.

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

This significant customer accounts for approximately 91% of Cosmo’s sales in the current quarter. Cosmo anticipates that this customer will continue to account for a significant portion of Cosmo’s sales for the foreseeable future, but is not obligated to any long-term purchases. They have considerable discretion to reduce, change or terminate purchases of Cosmo’s products. Cosmo cannot be certain that it will retain this customer or maintain a favorable relationship.

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

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. - OTHER INFORMATION

Not applicable.

ITEM 6. - EXHIBITS

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

Date: September 5, 2006

By:	/s/ Carol Atkinson
Name: Carol Atkinson
Title: Chief Financial Officer

Date: September 5, 2006