Form 10-Q
period 2006-09-30
COSMO COMMUNICATIONS CORP
filed 2006-11-22
CIK 718096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	UARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2006

☐	RANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ________________

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

November 14, 2006

Common - 29,104,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format    Yes    ☐    No    ☒

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	March 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$1,089,279	$548,506
Accounts receivable	10,323,415	3,122,195
Inventory	5,084,092	4,136,341
Prepaid expenses and deposits	593,264	372,021

Total Current Assets	17,090,050	8,179,063

Equipment, net of depreciation	59,368	64,716
Deferred charges, net of amortization	1,971	5,403
	61,339	70,119

Total Assets	$17,151,389	$8,249,182
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$4,205,349	$1,011,499
Taxes payable	95,854	276,745
Accounts payable to parent company	7,667,643	2,818,144
Advances from parent company	1,767,552	1,716,107
Deferred taxes	168,240	166,336

Total Current Liabilities	13,904,638	5,988,831

Stockholders' Equity:
Capital stock	1,455,200	1,455,200
Additional paid in capital	26,272,774	26,272,774
Accumulated other comprehensive loss	(13,067)	(306,875)
Accumulated deficit	(24,468,156)	(25,160,748)

Total Stockholders' Equity	3,246,751	2,260,351

Total Liabilities and Stockholders' Equity	$17,151,389	$8,249,182

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	2006	2005

Sales	$18,438,555	$15,843,411
Cost of goods sold	17,384,198	14,846,470

Gross profit	1,054,357	996,941

Commission and other income	652,760	622,463
	1,707,117	1,619,404
Expenses:
General and administrative	739,464	564,898
Selling and delivery	497,693	226,705
Gain on exchange	(1,678)	(114,323)
Financial	48,258	61,973
Depreciation	4,775	6,030
	1,288,512	745,283
		-
Net income before income taxes	$418,605	$874,121

Income taxes	75,908	85,206
Deferred income taxes	1,914	-

Net income	340,783	789,095

Net income per common share:
Basic and diluted	$0.01	$0.03
Weighted average common shares outstanding:
Basic and diluted	29,104,000	29,104,000

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	2006	2005

Sales	$37,367,983	$20,186,263
Cost of goods sold	35,095,027	18,985,437

Gross profit	2,272,956	1,200,826

Commission and other income	1,026,569	759,290
	3,299,525	1,960,116
Expenses:
General and administrative	1,378,813	1,054,694
Selling and delivery	720,226	455,499
Loss (gain) on exchange	162,008	(124,641)
Financial	131,401	98,797
Depreciation	9,768	13,060
	2,402,216	1,497,409
		-
Net income before income taxes	$897,309	$462,707

Income taxes	202,804	85,026
Deferred income taxes	1,914	-

Net income	692,591	377,681

Net income per common share:
Basic and diluted	$0.02	$0.01
Weighted average common shares outstanding:
Basic and diluted	29,104,000	29,104,000

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	2006	2005
Cash Flows from Operating Activities:
Net income	$692,591	$377,681
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,768	13,060
Deferred taxes	1,914	-
	704,273	390,741
Increase (decrease) in:
Accounts receivable	(7,201,220)	(5,886,070)
Inventory	(947,751)	1,848,104
Prepaid expenses and deposits	(221,243)	(161,023)
Accounts payable and accrued liabilities	3,193,837	6,871,021
Taxes payable	(180,891)	29,393
Accounts receivable (payable) to parent company	4,849,499	(2,388,510)
Net cash provided by operating activities	196,504	703,656

Cash Flows from Financing Activities:
Advances from parent company	51,445	48,900

Cash Flows from Investing Activities:
Acquisition of equipment	(987)	(4,431)

Effect of foreign currency translation	293,811	126,646

Net increase (decrease) in cash	540,773	874,771

Cash - beginning of period	548,506	628,561

Cash - end of period	$1,089,279	$1,503,332

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

Our products are currently sold in stores such as Wal-Mart, Super-Stores, Home Hardware, Bargain Shop, and Best Buy/Future Shop.

Results of Operations for the Quarter Ended September 30, 2006 (“2006”) and For the Quarter Ended September 30, 2005 (“2005”)

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the three months ended September 30, 2006 and 2005.

	Three months ended September 30, 2006	Three months ended September 30, 2005
Sales	100%	100%
Cost of goods sold	94.3%	93.7%

Gross profit	5.7%	6.3%

Commission and other income	3.5%	3.9%

Expenses:
General and administrative	4.0%	3.6%
Selling and delivery	2.7%	1.4%
Financial	0.3%	0.4%
Gain on exchange	-	0.7%
Depreciation	-	-
Net income before income tax	2.3%	5.5%
Income tax expense	0.4%	0.5%
Net income	1.9%	5.0%

The following is a discussion and analysis of our results of operations for the above periods:

Net Sales:

Sales in 2006 increased by $2.6 million or 16% compared to the corresponding period in 2005. Of this increase, $1.5 million was attributed to sales in the United States. During the current quarter, we began distributing a novelty line consisting of small size televisions, DVD’s and combination of televisions and DVD’s marketed under the label “Ninja Turtles.” Licensing of this label is owned by our parent company, the Starlight Group. We expect to distribute these product lines as long as Starlight owns the licensing and demands from the youth market continues.

Change in our product mix occurred in the current quarter compared with the corresponding period in 2005. MP3 sales attributed to $3.4 million in sales in this quarter but sales of discman and other audio products decreased by $2.5 million compared with the corresponding quarter in 2005. Management fully anticipates this change in consumer demands and has adequately planned their sales strategy.

Cost of Sales and gross Margin:

Gross margin was 5.7% in this quarter as compared to 6.3% for the same period in 2005. The change reflects a change in product mix. Management will work to maintain this profit margin throughout the fiscal year.

Commission and other income:

Commission income increased by $30,297 or 4.8%. The stronger commission income was due mainly to the reverse logistic business for operating a return center for other manufacturers. Income in this category is usually fluctuating and we will not be able to predict the level of income from this operation.

Selling, General and Administrative Expenses:

Our general and administrative expense in this quarter increased by 30.9% compared with the 2005 quarter. The main areas of increase was in salary and wages, insurance and expenses necessary to resume operation in the United States to limited selective customers. As sales in the United States has just commenced, we are using public warehousing on a trial basis as it is more cost effective. As a percentage of sales, the increase has not been significant.

Selling and delivery expenses increased by 119% during this quarter compared with corresponding quarter in 2005. We have given more advertising and promotion allowance to our customers, which accounted for the majority of the increases. This was necessary to induce new sales in the United States. During this quarter, we also paid consulting fees to set up accounts with our major customers in the United States.

Interest Expenses:

Interest and finance charges decreased by 22% in this quarter. The decrease was largely due to lower interest on our purchases financed by letters of credits.

Net Earnings:

The net earning in this quarter was $340,783, compared with a net income of $789,095 in the corresponding period in 2005. The decrease was attributed by lower gross profit margin and higher selling and delivery expenses.

We are optimistic that we can maintain our current gross margin and keeping our overhead level in the next quarter.

Liquidity and Capital Resources

During the current quarter, net cash provided by operating activities was $196,504. The main source of our working capital during this quarter came from financing from our vendors, mostly our parent company, the Starlight Group for goods supplied on open credit. The ratio of current assets to current liabilities was 1.22 to 1, as compared to 1.28 to 1 on September 30, 2005. Our ratio of current assets to current liabilities is consistent with the prior period and reflective of our normal operating activities.

During the next quarter, we plan on financing our operation in the same way we did this quarter. We expect our vendors will continue to support us in financing our inventory.

Seasonal and Quarterly Results

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for electronic audio and video equipment during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 89% and 73% of net sales in fiscal 2006 and 2005, respectively.

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

There have been no material changes in the Company’s market risk during the second quarter ended September 30, 2006. For additional information, refer to the Company’s Annual Report on Form10-K for the fiscal year ended March 31, 2006.

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

Our cash on hand is limited. We will finance our working capital needs from the collection of accounts receivable and sales of existing inventory. As of September 30, 2006, our inventory was valued at $5 million. If these sources do not provide us with adequate financing, we will be seeking financing from our factories. If we are not able to obtain adequate financing from our factories when needed, it will have a material adverse effect on our cash flow and our ability to continue operations.

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

Cosmo currently makes sales to Canadian and certain European dealers and distributors in their respective currencies. However, as part of the transition to local distributors, an increasing portion of Cosmo’s sales are denominated in U.S.dollars. If Cosmo is unsuccessful in its transition to distributors, Cosmo’s exposure to gains and losses on foreign currency transactions will continue. Cosmo does not trade in derivatives or other financial instruments to reduce currency risks. In some instances this will subject Cosmo’s earnings to fluctuations because Cosmo is not protected against substantial currency fluctuations.

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

Date: November 14, 2006

By:	/s/ Carol Atkinson
Name: Carol Atkinson
Title: Chief Financial Officer

Date: November 14, 2006