Form 10-Q
period 2006-12-31
COSMO COMMUNICATIONS CORP
filed 2007-02-21
CIK 718096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2006

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

(905) 209-0488
(Issuer's Telephone Number)

________________________________________________
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

February 21, 2007

Common - 29,104,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format   Yes  ☐    No  ☒

____________

____________

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2006	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$1,907,998	$548,506
Accounts receivable	3,077,079	3,122,195
Inventory	8,673,831	4,136,341
Prepaid expenses and deposits	410,461	372,021
Taxes recoverable	147,926	-

Total Current Assets	14,217,295	8,179,063

Equipment, net of depreciation	57,550	64,716
Deferred charges, net of amortization	255	5,403
	57,805	70,119

Total Assets	$14,275,100	$8,249,182
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$2,711,586	$1,011,499
Taxes payable	-	276,745
Accounts payable to parent company	7,177,594	2,818,144
Advances from parent company	1,767,552	1,716,107
Deferred taxes	99,895	166,336

Total Current Liabilities	11,756,627	5,988,831

Stockholders' Equity:
Capital stock	1,455,200	1,455,200
Additional paid in capital	26,272,774	26,272,774
Accumulated other comprehensive loss	(316,945)	(306,875)
Accumulated deficit	(24,892,556)	(25,160,748)

Total Stockholders' Equity	2,518,473	2,260,351

Total Liabilities and Stockholders' Equity	$14,275,100	$8,249,182

____________
The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(Unaudited)

	2006	2005

Sales	$7,659,484	$25,303,100
Cost of products sold	7,469,488	24,261,739

Gross profit	189,996	1,041,361

Commission and other income	309,896	791,564

Expenses:
General and administrative	813,343	586,781
Selling and delivery	345,949	409,376
Financial	62,851	94,881
Gain on exchange	(97,140)	(98,383)
Depreciation	4,884	6,530
	1,129,887	999,185

Net (loss) income before income taxes	$(629,995)	$833,740

Income taxes (recovery)	(136,141)	238,794
Deferred taxes	(69,205)	-
Reassessment of prior years income taxes	-	30,600

Net (loss) income	(424,649)	564,346

Net income per common share:
Basic and diluted	$(0.02)	$0.02
Weighted average common shares outstanding:
Basic and diluted	29,104,000	29,104,000

____________
The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(Unaudited)

	2006	2005

Sales	$45,027,467	$45,489,363
Cost of products sold	42,564,515	43,247,176

Gross profit	2,462,952	2,242,187

Commission and other income	1,336,465	1,550,854

Expenses:
General and administrative	2,192,156	1,640,944
Selling and delivery	1,066,175	864,875
Financial	194,252	193,678
Loss (gain) on exchange	64,868	(112,164)
Depreciation	14,652	15,590
	3,532,103	2,606,923

Net income before income taxes	$267,314	$1,186,118

Income taxes	66,663	354,420
Deferred taxes	(67,539)	-
Reassessment of prior years income taxes	-	30,600

Net income	268,190	801,098

Net income per common share:
Basic and diluted	$0.01	$0.03
Weighted average common shares outstanding:
Basic and diluted	29,104,000	29,104,000

____________
The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(Unaudited)

	2006	2005
Cash Flows from Operating Activities:
Net income	$268,190	$801,098
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,652	19,590
Deferred taxes	(67,539)	-
	215,303	820,688
Increase (decrease) in:
Accounts receivable	45,116	(11,305,796)
Inventory	(4,537,490)	1,969,328
Prepaid expenses and deposits	(38,440)	(17,595)
Accounts payable and accrued liabilities	1,700,087	13,129,307
Taxes payable	(425,642)	276,311
Accounts receivable (payable) to parent company	4,359,450	(2,530,372)
Net cash provided by operating activities	1,318,384	2,341,871

Cash Flows from Financing Activities:
Advances from parent company	54,445	(8,563)

Cash Flows from Investing Activities:
Acquisition of equipment	(4,238)	73,663

Effect of foreign currency translation	(9,099)	120,908

Net increase in cash	1,359,492	2,527,879

Cash - beginning of period	548,506	628,561

Cash - end of period	$1,907,998	$3,156,440

____________
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

Recent Accounting Pronouncement

In March 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment to FASB Statement No. 140. SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective 1 January, 2007. Management does not expect that the adoption of SFAS 156 will have a significant impact on the financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement may have on the Company’s consolidated financial position and results of operations.

COSMO COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our products are currently sold in stores such as Wal-Mart, Super-Stores, Home Hardware, Bargain Shop, and Best Buy/Future Shop.

Results of Operations for the Quarter Ended December 31, 2006 (“2006”) and For the Quarter Ended December 31, 2005 (“2005”)

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the three months ended December 31, 2006 and 2005.

	Three months ended	Three months ended
	December 31, 2006	December 31, 2005
Sales	100%	100%
Cost of goods sold	97.5%	95.9%

Gross profit	2.5%	4.1%

Commission and other income	4%	3.1%

Expenses:
General and administrative	10.6%	2.3%
Selling and delivery	4.5%	1.6%
Financial	0.9%	0.4%
Gain on exchange	(1.3%)	(0.4%)
Depreciation	-	-
Net income before income tax	(8.2%)	3.3%
Income taxes	(1.8%)	1.1%
Deferred taxes	(0.9%)
Net income	-5.5%	2.2%

The following is a discussion and analysis of our results of operations for the above periods:

Net Sales:

Sales in the current quarter 2006 decreased by $17.6 million compared to the corresponding quarter in 2005. Sales for the nine months ended 2006 were comparable to 2005. Orders for the Christmas holiday season were placed in advance and goods were required to be shipped earlier in the 2006 quarter than in 2005.

Sales of Discman products were lower in 2006 than 2005 due to advances in technology as well as change in consumer demands. While we were able to replace the loss of sales of Discman products with MP3 players, we had to reduce selling prices of this product in order to remain competitive. However, we have continued to focus more on our novelty products and expect to have our sales grow in this category in the next quarter.

Cost of Sales and gross Margin:

Gross margin was 2.5% in this quarter as compared to 4% in the 2005 quarter. The decrease represents a change in product mix and an increase in the provision for inventory returns and related marked down costs.

Commission and other income:

Commission income decreased by $481,668 in this quarter compared with the corresponding quarter in 2005. The weaker commission income reflects the weaker sales in the Canadian market and stronger price competition of all our products.

Selling, General and Administrative Expenses:

Our general and administrative expenses in this quarter increased by $226,562 compared with the 2005 quarter because costs were incurred related to setting up new sales offices, consultants and warehouse processing and storage charges in the United States. Selling expenses decreased slightly but were generally consistent with the 2005 quarter.

Interest Expenses:

Interest and finance charges decreased by 26% in the 2006 quarter compared to 2005. The decrease reflects a smaller volume of activities in processing sales and purchases in this quarter.

Net Earnings:

The net earnings in this quarter was a loss of $424,649, compared with a net income of $564,346 in the corresponding period in 2005. The decrease was attributed by lower in sales and gross profit margin and higher selling and delivery expenses, and costs incurred for setting up new sales offices, consultants and warehouse processing and storage charges in the United States.

Liquidity and Capital Resources

During the current quarter, net cash provided by operating activities was $1,314,597. The main source of our working capital during this quarter came from financing from our vendors, but mostly from our parent company, the Starlight Group for goods supplied on open credit. The ratio of current assets to current liabilities was 1.2 to 1, same as the December quarter in 2005. Our ratio of current assets to current liabilities is consistent with the prior period and reflective of our normal operating activities.

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

There have been no material changes in the Company’s market risk during the second quarter ended December 31, 2006. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

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

Our cash on hand is limited. We will finance our working capital needs from the collection of accounts receivable and sales of existing inventory. As of December 31, 2006, our inventory was valued at $9 million. If these sources do not provide us with adequate financing, we will be seeking financing from our factories. If we are not able to obtain adequate financing from our factories when needed, it will have a material adverse effect on our cash flow and our ability to continue operations.

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

Date: February 21, 2007

By:	/s/ Carol Atkinson

Name: Carol Atkinson
Title: Chief Financial Officer

Date: February 21, 2007