Form 10-K
period 2007-03-31
COSMO COMMUNICATIONS CORP
filed 2007-06-29
CIK 718096

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2007
Commission File Number 119698

COSMO COMMUNICATIONS CORPORATON
(Exact name of Registrant as Specified in Its Charter)

FLORIDA (State or Other Jurisdiction of Incorporation or Organization)	59-2268025 (IRS Employer Identification No.)

Unit 2 - 55 Travail Road
Markham, Ontario, Canada
(905) 209-0488
(Address and Telephone Number of Principal Executive Offices)

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, $.05 Par Value Per Share

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑

Indicate by check mark if the registrant is not required to file reports pursuant of Section 13 or 15(d) of the Act.     Yes ☐          No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filler ☐          Accelerated filer ☐          Non-accelerated filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2)     Yes ྑ          No ☑

The aggregate market value of the Registrant's voting stock held by non-affiliates was undetermined as there have been no quotes on the bid and ask price of the registrant’s common stock. There were 40,467,636 shares of Common Stock issued and outstanding as of June 30, 2007.

COSMO COMMUNICATIONS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2007

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

When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements identified in this report. The risk factors noted throughout this Annual Report, particularly in the discussion in Item 1A, and other risk factors that Cosmo has not anticipated or discussed, could cause our actual results to differ significantly from those anticipated in our forward-looking statements.

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

Since joining Starlight, we phased out our operation in United States and focused our business in Canada. During the current fiscal year, we hired two sales executives and began selling in the United States in the second quarter. We decided to re-enter the USA market when Starlight became a licensee of Disney electronics products in September 2006. We became an authorized distributor through the connection with Starlight. Our principal executive office is located in Ontario, Canada with two sales offices located in California and Kansas, USA.

Since 2001, our common stock shares have not traded on the OTC Bulletin Board. As used herein, the “Company”, "Cosmo," "we," us" and similar terms include Cosmo Communications Corporation, and its subsidiaries, Cosmo Communications Corporation Canada Inc., Cosmo Communications Corporation (HK) Limited and Cosmo Communication USA Corp. unless the context indicates otherwise.

Product Lines

We currently have a product line of 20 different models of clocks with retail prices ranging from $5 to $20. We have 20 models of clock radios with retail prices ranging from $9 to $20.

We sell 23 different models of compact CD players with retail price between $12 and $60.

We market and sell five models of televisions including flat screen models with retail prices range between $59 and $399. We sell five models of DVD players and two models of combination television / DVD players with retail prices range from $129 to $199.

We market and sell 24 different types of MP3 players with retail prices ranging from $25.00 to $90.00. They range in memory capacity from 512MB to 2GB.

Cosmo’s Brands

Cosmo marketing and product development efforts are designed to enhance its brand images and generate increased loyalty among its consumers in each market segment and among the retailers who sell Cosmo products. Cosmo markets its products under the following primary brands:

•
Cosmo. Initially, we established Cosmo brand name for clocks and digital alarm clocks. We will keep this brand name for this product category to capitalize on brand recognition. This category represents 2% of our total sales.

•
Audiologic. The Audiologic brand offers a range of radios, CD players, telephones, clock radios, portable boom boxes and multiple CD music systems. These items represent 8% of total sales during the year.

•
Diamond Brand. Cosmo introduced Diamond Vision and Diamond Sound as a new brand at the end of the 2005 fiscal year with DVD players. We have since added to this line Televisions, portable DVD players and MP3 Players. These items represent 50% of the total sales of the group.

•
Audiovox. This is a licensed brand name that offers television, portable CD players, personal CD players, clock radios, radios, multi CD players and telephones. This line represents 12% of our total sales. As of June 2007, we have terminated the licensing agreement of this brand.

•
Disney. This is a licensed brand name of Disney Enterprises, Inc. The licensed electronics products include television, DVD players, CD players, and radio alarm clocks. These items represent 3% of the total sales of the group.

Strategy for Cosmo’s Brands

Cosmo’s goal is to develop, distribute, market and sell consumer electronic audio and video equipment, accessories and clocks of well recognized and respected brands to customers around the world. Cosmo’s strategy is intended to enhance and reinforce Cosmo’s global brand images among consumers and retailers. Key elements of Cosmo’s strategy are to:

•	Continue to introduce new and technologically innovative products that embody distinctive Cosmo qualities; style and new features;

•	Expand the current product lines by introducing LCD and Plasma TV’s;

•	Expand Cosmo’s distribution with new and existing customers;

•	Introduce licensed Hyundai brand power tools and lawn and garden products, such as cordless drills, saws, blowers, edge trimmers and lawn mowers;

•	Continue the penetration into the US market and expand focus into available international markets.

As a result of Cosmo’s brands and strategy, Cosmo believes it can expand its business and become a more significant participant in the worldwide consumer electronic market.

Cosmo Products

Percent of Sales by Product Class

Cosmo sales since 2005 were divided among Cosmo’s principal product classes as shown in the following table:

	Year Ended March 31,
	2007	2006	2005
Product Class:	%	%	%
MP3 Players	12	7	-
Other Audio	27	29	55
Video	59	62	40
Clocks	2	2	5

Total	100.0%	100.0%	100.0%

Financial information about geographic segments may be found at Note 13 of the Notes to Consolidated Financial Statements of this Form 10-K.

New Products

Cosmo introduces new products and enhances its existing products on a regular basis. During fiscal 2007, we began distributing Disney licensed electronics products. We marketed two Disney characters “CARS” and “PRINCESS” in fiscal 2007 to a major US retailer. In fiscal 2008, we expect to distribute more Disney characters under the co-ordination of Disney’s marketing guidelines. Our Canada sales force also introduced the Hyundai brand of home improvement products including small garden tools such as cordless weed cutters and edge trimmers in fiscal 2007. Our product development team will continue to launch new innovative products that appeal to the general consumer market in fiscal 2008.

Sales, Marketing and Distribution

Cosmo endeavors to have its brands project images that appeal to consumers who appreciate quality and value. Cosmo products are promoted with advertisements in the various flyers of the companies that sell its products including Wal-Mart, Home Hardware, Best Buy, Loblaws, Hart Department Stores, Bargain Shop, etc.

We also market our products at various trade shows each year. We regularly attend the following trade shows and conventions: the Consumer Electronics Show each January in Las Vegas; the Hardware Shop in Los Angeles and the Hong Kong Electronics Show each October in Hong Kong.

Our products are sold in United States, Canada and to selective customers in United Kingdom, Mexico, Argentina and Brazil, primarily through mass merchandisers, department stores, electronic stores, chains, and specialty stores. Our products are currently sold in such stores as Wal-Mart, Super-Stores, Home Hardware, Bargain Shop, and Best Buy/Future Shop.

In fiscal 2007, approximately 76% of our sales was to the customers within Canada, 23% of sales were to the customers in USA. Sales made to Europe and South America made up approximately 1% of our sales revenue. Sales are handled by our in-house sales team and our independent sales representatives. Our independent sales representatives are paid a commission based upon sales in their respective territories. The sales representative agreements are generally one year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days' notice. During the fiscal year March 31, 2007, we worked with two independent sales representatives in Canada and one in USA.

Sales

As a percentage of total revenues, our net sales in the aggregate to our five largest customers during the fiscal years ended March 31, 2007, and 2006 were approximately 98% and 95% respectively.

Although we have long-established relationships with all of our customers, we do not have contractual arrangements with any of them. A decrease in business from any of our major customers could have a material adverse effect on our results of operations and financial condition.

Geographic Distribution of Sales

Cosmo’s sales to external customers by geographic region were as follows:

	Year Ended March 31,
Region	2004	2005	2006	2007	2007%

		(In thousands)
USA	-	-	-	13,350	23.7%
Canada	$30,934	$34,179	$49,743	42,384	75.3%
Europe	1,225	1,273	920	113	0.2%
Others	-	-	348	440	0.8%

Total sales	$32,159	$35,452	$51,011	$56,287	100.0%

Returns

Returns of electronic products by our customers are generally not permitted except in approved situations involving quality defects, damaged goods, or goods shipped in error. Our policy is to give credit to our customers for their returns. Our total returns represented 5% and 6% of our net sales in fiscal 2007 and 2006, respectively.

We have an ongoing arrangement with Starlight to refurbish our defective products, which are manufactured by Starlight’s factory. We do not have return privileges with the other 11 factories we work with. We have a workshop within our warehouse facility to refurbish minor defective products. Refurbished products are packaged to be resold in the secondary markets by secondary market dealers. We expect to recover at least 35% of the costs from the refurbishment.

Distribution

We distribute our products to retailers and wholesale distributors through two methods: shipment of products from inventory held at our warehouse facility in Canada and USA (domestic sales), and shipments directly through our Hong Kong subsidiary (direct sales). Domestic sales are made to customers located throughout USA and Canada from inventories maintained at our warehouse facilities. In the fiscal year ended March 31, 2007, approximately 34% of our sales were sales from our domestic warehouses ("Domestic Sales") and 66% were sales shipped directly from China ("Direct Sales").

Domestic Sales. Our strategy of selling products from a domestic warehouse enables us to provide timely delivery and serve as a domestic supplier of imported goods. We purchase products overseas from certain factories in China for our own account, and warehouse the products in leased facilities in USA and in Canada. We are responsible for the costs of shipping, insurance, customs clearance, duties, storage and distribution related to such products and, therefore, domestic sales command higher sales prices than direct sales. We generally sell from our own inventory in less than container-sized lots.

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

Manufacturing and Production

Our products are manufactured and assembled by third parties pursuant to design specifications provided by us. Currently, substantially all of our video and CD products are manufactured by Starlight’s factory located in Guangdong Province in the People’s Republic of China (PRC). We also have ongoing relationships with 11 factories, located in the southern provinces of the PRC. For fiscal 2008, we anticipate that our products will be produced more by Starlight’s factory. We believe that the manufacturing capacity of our factories is adequate to meet the demands for our products in fiscal year 2008. However, if Starlight’s primary factory in China was prevented from manufacturing and delivering our products, our operation would be severely disrupted (see Item 1A - Risk Factors). Our products are manufactured using molds and certain other tooling owned by Starlight and our other factories. Our products contain electronic components manufactured by other companies such as Sanyo, Toshiba, Hitachi and National Semiconductor. Our manufacturers purchase and install these electronic components in our products under our specifications.

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

All of the electronic equipment sold by us is warranted to the end user against manufacturing defects for a period of ninety (90) days for labor and parts. During the fiscal years ended March 31, 2007 and 2006, warranty claims have not been material to our results of operations.

Cosmo believes that its sources and supplies of finished goods, components and other materials are adequate for its needs. Cosmo has not experienced a significant inability to obtain necessary finished goods, components or other materials.

Reverse Logistic Operation

We have an arrangement with certain manufacturers that distribute television sets and DVD players in Canada to handle customer returns for them. Our warehouse facility in Canada has the capacity to handle a high volume of defective products. We charge the manufacturers a fee on a per piece basis or a percentage based on the retail sales value of the merchandise and reported this as commission and other income. Our agreement with these manufacturers to handle their returns is on an on-going and mutually agreed basis with no expiration date.

Commission

With our close relationship with Starlight, we have developed a good knowledge of their manufacturing capability and facility. Starlight pays us a commission based on sales made between Starlight and our customers at a percentage of sales. We report income on our consolidated income statement from this category under “Commission income”.

License Agreements

We entered into a licensing agreement with Audiovox in April, 2003. This license agreement expired in March, 2006. The agreement provides for an automatic rollover to extend unless notice is given to terminate. As of June 30, 2007, we have terminated the license agreement with Audiovox. We do not expect any loss in sales due to this termination as we have successfully replaced Audiovox brand with our other brand labels. Sales generated under the Audiovox license represent 12% of our sales revenue in fiscal 2007 and 18% in fiscal 2006.

The license agreement with Disney Enterprises, Inc. is between Starlight International and Disney. We are not obligated to pay license fees to Disney.

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

Seasonality and Seasonal Financing

Our business is highly seasonal, with consumers making a large percentage of purchases of our products around the traditional holiday season in our second and third quarter. These seasonal purchasing patterns and requisite production lead times cause risk to our business associated with the underproduction or overproduction of products that do not match consumer demand. Retailers also attempt to manage their inventories more tightly, requiring that we ship products closer to the time that retailers expect to sell the products to consumers. These factors increase the risk that we may not be able to meet demand for certain products at peak demand times, or that our own inventory levels may be adversely impacted by the need to pre-build products before orders are placed. As of March 31, 2007, we had inventory of $9.6 million (net of reserves totaling $381,000) compared to inventory of $4.1 million as of March 31, 2006 (net of reserves totaling $251,000). We carried higher inventory levels in the current fiscal year because we had more domestic sales (34%) compared with 10% in the prior year.

Our financing of seasonal working capital during fiscal 2007 was from selling of the inventory carried over from prior year. We rely on credit terms from our manufacturers to finance the purchase of new inventory. We also have an understanding from Starlight to provide short term working funds to purchase inventory should we require them.

For fiscal 2008, we plan on financing our inventory purchases with short term working funds provided by Starlight.

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

Backlog

We ship our products in accordance with delivery schedules specified by our customers, which usually request delivery within 3 months of the date of the order. In the consumer electronics industry, orders are subject to cancellation or change at any time prior to shipment. In recent years, a trend toward just-in-time inventory practices in the consumer electronics industry has resulted in fewer advance orders and therefore less backlog of orders for us. We believe that backlog orders at any given time may not accurately indicate future sales. As of March 31, 2007 we had no backlog of orders and none in the same period in fiscal 2006. Backlog orders do not take into account of any sales ordered by customers directly from our domestic inventory with order turnaround time of one to two weeks. We normally have to keep the minimum inventory in our domestic warehouses for this type of sales.

Employees

As of March 31, 2007, we employed 39 people, all of whom are full-time employees, including four executive officers. Three of our employees are located at our subsidiary in Hong Kong and three in the United States. The remaining employees are based in Canada, 20 engaged in warehousing and technical support, and 13 in accounting, marketing, sales and administrative functions. We have never had a work stoppage and none of our employees are unionized. We believe we have good employee relations.

Item1A.	Risk Factors

RISK FACTORS THAT MAY AFFECT COSMO’S OPERATING RESULTS, BUSINESS PROSPECTS AND STOCK PRICE

Before you buy or sell Cosmo stock, you should be aware that there are risks, including those described below and others Cosmo has not anticipated or discussed. You should consider carefully these and other risk factors, together with all of the other information included in Cosmo’s periodic filings and current reports filed with the SEC, before you decide to buy or sell shares of Cosmo’s common stock.

As you consider these risk factors, Cosmo also calls your attention to Cosmo’s statements about Forward Looking Statements and Risk Factors in Part I of this Annual Report.

We have significant working capital needs and if we are unable to obtain additional financing when needed, we may not have sufficient cash flow to continue operations.

As of March 31, 2007, our cash on hand is limited. We will finance our working capital needs from the collection of accounts receivable, and sales of existing inventory. See "Liquidity and Capital Resources" beginning on page 22. As of March 31, 2007, our inventory was valued at approximately $9 million. If these sources do not provide us with adequate financing, we will be seeking financing from our factories. If we are not able to obtain adequate financing from our factories when needed, it will have a material adverse effect on our cash flow and our ability to continue operations.

A small number of our customers account for a substantial portion of our revenues, and the loss of one or more of these key customers could significantly reduce our revenues and cash flow.

As a percentage of total revenues, our net sales to our 5 largest customers during the fiscal period ended March 31, 2007 and 2006 were approximately 98% and 95% respectively. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from our largest customers would decrease our revenues and cash flow significantly.

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

Because there is intense competition in the consumer electronic market, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices or they will purchase from our competitor's products. If we do not meet our customer's demands for lower prices, we will not sell as many products. We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or advertising allowances, which effectively reduce our profit. We gave advertising allowances in the amount of $727,000 during fiscal 2007 and $233,000 during fiscal 2006. We have historically offered advertising allowances to our customers because it is standard practice in the retail industry.

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

Our gross profit margins have not improved over the past year and we expect a continued competitive market in the future.

Over the past year, our gross profit margins have not improved due to price competition. We expect that our gross profit margin might decrease under downward pressure in fiscal 2008 but we are also putting pressure on our manufacturers to lower their production costs. Based on past experience, we expect that we can pass on the price pressure to our manufacturers.

Our business is seasonal and therefore our annual operating results will depend, in large part, on our sales during the relatively brief holiday season.

Sales of consumer electronics in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ended September 30 and the third quarter ended December 31. However, an exception occurred in fiscal 2007. We were able to continue our sales in USA beyond the holiday season due to sales of the Disney electronics. Sales in our second and third quarter, combined, accounted for approximately 46% and 89% of total sales in fiscal 2007 and 2006 respectively.

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

We rely principally on independent ocean carriers to ship virtually all of the products that we import to our warehouse facility in Los Angeles, USA and in Toronto, Canada. Retailers that take delivery of our products in China rely on a variety of carriers to import those products. Any disruptions in shipping, whether in Los Angeles, Toronto or China, caused by labor strikes, other labor disputes, terrorism, and international incidents may prevent or delay our customers' receipt of inventory. If our customers do not receive their inventory on a timely basis, they may cancel their orders or return products to us. Consequently, our revenues and net income would be affected.

Our manufacturing operations are located in the People’s Republic of China, subjecting us to risks common in international operations. If there is any problem with the manufacturing process, our revenues and net profitability may be affected.

We are using 12 factories in the People's Republic of China to manufacture the majority of our products. These factories will be producing all of our products in fiscal 2008. Our arrangements with these factories are subject to the risks of running business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

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

Our common stock currently is not actively traded.

Our common stock is inactive and has no bid and ask price. We believe that if we can establish a pattern of profitability in the near future, our common stock may be more actively traded.

The loss of its largest customer or significant reductions in the purchases of Cosmo’s products would reduce sales.

Cosmo’s largest customer accounts for 93%, 91% and 88% of Cosmo’s sales in 2007, 2006 and 2005. Cosmo anticipates that this customer will continue to account for a significant portion of its sales for the foreseeable future but is not obligated to any long-term purchases. It has considerable discretion to reduce, change or terminate purchases of Cosmo’s products. Cosmo cannot be certain that it will retain this customer or maintain a favorable relationship.

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

We have two sales offices in USA, one located in San Jose, California and one located in Kansas.

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

We are from time to time involved in routine litigation incidental to our business, most of which is adequately covered by insurance and none of which is expected to have a material adverse affect on our business, financial condition or results of operation. Our subsidiary company in Canada is a defendant in a lawsuit concerning a certain agreement violation for a sum of $100,000 filed in March 2007. The case has been referred to our Canadian attorney for further advice and action.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of our 2007 fiscal year.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Since 2001, our common stock shares have not been traded on the OTC Bulletin Board. There were no quotes of high and low during fiscal 2007. We have 396 record holders of our common stock on June 30, 2007.

Dividends

Our policy is to retain earnings and we have not declared any dividends in the past. Any payment of cash dividends in the future will be dependent upon the financial condition, capital requirements, earnings, contractual restrictions and other factors considered relevant by our Board of Directors.

Equity Compensation Plan Information

The Company does not have any stock option plan or 401K plan as long-term compensation.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” and Item 8, “Financial Statements and Supplementary Data” Included elsewhere in this Annual Report. The statements of operations data for the years ended March 31, 2007, 2006, and 2005 and the balance sheet data at March 31, 2007 and 2006 are derived from our audited financial statements which are included elsewhere in this Annual Report. The statement of operations data for the year ended March 31, 2004 and 2003 and the balance sheet data at March 31, 2005, 2004 and 2003 are derived from our audited financial statements which are not included in this Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods. Prior period amounts have been reclassified to conform to the 2007 presentation.

	Years Ended March 31,
	2007	2006	2005 Restated	2004	2003
	(In thousands, except per share data)
Consolidated Statements of Operations:
Net sales	$56,287	$51,011	$35,452	$32,159	$19,753
Cost of products sold	53,034	48,157	32,846	29,476	17,686

Gross profit	3,253	2,854	2,606	2,683	2,067
Other income	1,566	1,509	1,854	1,283	460
Operating expenses:
Selling and delivery	1,677	1,033	1,382	1,616	937
General and administrative	2,901	2,684	1,921	1,382	876
Depreciation and amortization	19	23	32	21	12

Total operating expenses	4,597	3,740	3,335	3,019	1,825

Operating income	223	623	1,125	947	702
Interest and other expense	238	304	232	257	79
Taxes - current and deferred	(164)	172	697	(29	33
Net income	148	147	196	719	590

Income per common share:
Income from operations
Basic and diluted	0.01	0.01	0.01	0.02	0.02
Weighted average shares:
Basic and diluted	29,602	29,104	29,104	29,104	29,104

	As of March 31(in thousands)
	2007	2006	2005 Restated	2004	2003
Balance Sheet Data:
Cash	$1,112	$549	$629	$770	$815
Total assets	20,133	8,249	7,616	7,642	5,645
Total current liabilities	15,826	5,989	5,772	6,485	5,460
Total long-term liabilities	0	0	0	0	0
Stockholders’ equity (deficit)	4,307	2,260	1,844	1,157	185

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes filed herewith. Our fiscal year ends March 31. This document contains certain forward-looking statements including, among others, regarding anticipated trends in our financial condition and results of operations and our business strategy. (See Part I, Item 1A, "Risk Factors "). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Results of Operations

Overview

Our primary objectives for fiscal 2007 were to expand our sales and build solid relationships with our major customers. We consider these factors necessary to position us for further growth and to compete in the industry. Our major focus in sales in fiscal 2007 was in opening the USA market by distributing Disney electronics products and other brand labels. Our sales in this segment were $13.4 million. Our net sales in the video category decreased by $8 million in fiscal 2007 due to extremely competitive price bidding in the television market. Our gross margin remained steady at approximately 5.8% (2006 - 5.6%).

Our operating expenses (compensation, selling, general and administrative expenses) in fiscal 2007 increased to $4.6 million from $3.7 million in the prior year. The increase in operating expenses was mainly due to opening sales offices and hiring sales executives in the United States.

Fiscal Year Ended March 31, 2007 Compared with Fiscal Year Ended March 31, 2006

Sales

Net sales for the fiscal year ended March 31, 2007 increased to $56 million compared to revenues of $51 million in the fiscal year ended March 31, 2006. The increase in sales is primarily attributed to:

•	Penetration in the toys section of electronics by distributing Disney characters electronics in television sets, DVD players, and CD players in the United States market (new sales in 2007 $13M).

•	focusing on the products which are popular among the younger consumers such as MP3 Players;

•	competing aggressively by providing advertising allowances to our retail customers to promote our products

Despite our success in re-opening the US market, sales of television and DVD products declined in Canada by $8 million. As the United States imposed a deadline of March 2007 to import NTSC TV system into the country, Canada was flooded with NTSC system TV sets which resulted in deterioration in prices. We opted to sell less rather than suffering an erosion of our gross profit margin. Our audio and clock radio lines showed steady sales in the two years in comparison.

In fiscal 2007, 66% of our sales were direct sales, which represented sales made by our subsidiary in Hong Kong, and 34% were domestic sales, which represent sales made from our warehouses in USA and in Canada. In fiscal 2006, 90% of our sales were direct sales, and 10% were domestic sales. All our Disney characters sales were from our warehouse facility in USA.

In fiscal 2007, sales in Canada represent 75% of our total sales; sales in USA represent 24% and the remaining 1% was sales to Europe and other countries. In fiscal 2006, 98% of our sales were made to Canada, 2% to Europe and other countries.

Gross Profit

Gross profit for fiscal 2007 was $3.3 million or 5.8% of total revenues compared to $2.9 million or 5.6% of sales for fiscal 2006. Our future expansion is to continue to target a product mix that will improve our gross profit margin. It is uncertain if existing products will suffer further deterioration in gross profit margin as we cannot predict how our competitors will cut prices.

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, inspection, freight charges and other distribution costs in their cost of sales. We account for the above expenses as operating expenses and classify them under selling, general and administrative expenses.

Commission Income

Our commission and other income which consist of commissions earned on brokering sales and handling return products for Starlight and another manufacturer. Total income was $1.6 million in fiscal 2007 compared with $1.5 million in fiscal 2006. Our plan is to increase income earned on brokering sales. We are less certain with income earned on handling returns since our customers choose how many of their returns they will give to us to process, therefore we have no control over how many returns are received.

Operating Expenses

Operating expenses for the fiscal year ended March 31, 2007 increased to $4.6 million from $3.7 million in fiscal 2006. The increase in operating expenses consists of an increase in variable expenses and fixed expenses. The variable expenses (advertising, commission, freight and royalty expenses) increased proportionally as revenues increased. The fixed expense increase of $0.5 million was primarily due to the following factors:

•	consultancy fees to provide marketing research and opening new accounts in the USA

•	insurance costs in our business package; and

•	storage costs due to a higher percentage of domestic sales than direct sales

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

For the fiscal year ended March 31, 2007, we recovered income tax expense in the amount of $310,442 and a prior year reassessment of taxes of $189,610. Prior year reassessment was the result of a tax audit on the Canadian subsidiary conducted on years 2004 and 2005. Tax recovery was also a result of some prior year adjustments related to foreign exchange gains in our Canadian subsidiary. The Company does not anticipate future changes in rates and as such does not anticipate such variances in its current or deferred taxes in subsequent years.

We operate within multiple taxing jurisdictions and we are subject to audit in each jurisdiction. Because of the complex issues involved, any claims can require an extended period of time to resolve. In management's opinion, adequate provisions for income taxes have been made.

Liquidity and Capital Resources

On March 31, 2007, we had cash on hand of $1,112,228 compared to cash on hand of $548,506 on March 31, 2006. The increase of cash on hand was primarily due to increases in cash provided by operating activities.

Cash flows provided by operating activities were $1,781,586 for the twelve months ended March 31, 2007. We carried a higher receivable balance in 2007 due to an increase in domestic sales and higher sales activities. The majority of our receivables are due from one of the world’s largest mass retailers and we do not foresee any collection problems.

We increased our inventory level at fiscal 2007 year end by $5,446,264 because of the need to carry inventory in warehouses in USA for domestic shipments. Receivables and inventory were financed by trade payables provided by our parent company.

Cash used in investing activities for the twelve months ended March 31, 2007 was $5,254. Cash used in investing activities was for the purchase of office equipment in Canada.

Cash flows used in financing activities were $1,111,480 for the fiscal year ended March 31, 2007 through a loan conversion transaction in March 2007. As of March 31, 2007, our working capital was $4.3 million. Our current liabilities of $16 million include:

•	amount due to Starlight resulting from normal course of the business for $13.4 million;
•	current liabilities resulting from normal course of the business with other factories for $1.7 million;
•	advance from Starlight for $0.6 million
As of June 2007, our cash on hand is sufficient to cover approximately four months of operation. We expect our factories will continue to provide credits to us and that Starlight will provide financing to us if we require additional short term working capital.

Off Balance Sheet Arrangements

Cosmo does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (VIE’s), which would be established for the purpose of facilitating off-balance sheet arrangements. As of March 31, 2007, Cosmo did not have any unconsolidated VIE’s.

Contractual Obligations as of March 31, 2007

Cosmo had contractual obligations at March 31, 2007 as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations
Loan from related party	$604,627	$604,627	$—	—	—
Operating leases	$452,721	$300,457	$152,264	$—	—

Working Capital Requirements for the Short and Long Term

During the next twelve month period, we plan on financing our working capital needs from:

•	The collection of accounts receivable;

•	Sales of existing inventory; and

•	The Continued support of factories in China that finance our purchases of goods for fiscal 2008.

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

During fiscal 2008, we will institute steps to control our operating costs. We expect to generate a higher portion of our total sales through domestic sales which will put pressure on our working capital to finance inventory and accounts receivable.

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

Exchange Rates

For direct sales, we sell our products in U.S. dollars and pay for all of our manufacturing costs in either U.S. or Hong Kong dollars. Operating expenses of the Hong Kong office are paid in Hong Kong dollars. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at HK $7.80 to U.S. $1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. Operating expenses of our Canada office is paid in Canadian dollar, and domestic sales are received in Canadian dollar. The exchange rate between the Canadian dollar and US dollar can represent an exchange risk to us. Therefore any adverse fluctuation in this exchange rate may have a material effect on our business, financial condition or results of operation. The overall percentage of domestic sales in Canadian dollar is relatively small at approximately 10% of total sales. We have not taken any steps to hedge the exchange risk. In the event that domestic sales will increase to a higher level, we will be considering entering into hedging transactions to insure currency risk is minimized.

Seasonal and Quarterly Results

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for electronic audio and video equipment during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 46% and 89% of net sales in fiscal 2007, and 2006, respectively.

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

While we believe that if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of March 31, 2007, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

Interest Rate Risk

As of March 31, 2007, we have borrowed from Starlight and discounted our trade bills to obtain cash advance on our direct sales. An increase in prime rate will increase our costs of borrowing accordingly.

Foreign Currency Risk

We have a wholly-owned subsidiary in USA, a wholly-owned subsidiary in Canada and a wholly-owned subsidiary in Hong Kong. Sales by the Canadian operations made in Canada are denominated in Canadian dollar; purchases of inventory are denominated in US or Hong Kong dollar, and operating expenses in Canadian dollar. The Hong Kong operating expenses are denominated in Hong Kong dollar, sales are denominated in U.S. dollar, and purchases of inventory are denominated in U.S. or Hong Kong dollar. These transactions create exposures to changes in exchange rates. Changes in the Hong Kong dollar exchange rate and Canadian dollar exchange rate with the U.S. dollar may positively or negatively affect our gross margins, operating income and retained earnings. We do not believe that near-term changes in the exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Canadian and Hong Kong dollar.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cosmo Communications Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Cosmo Communications Corporation and Subsidiaries as of 31 March 2007 and 2006 and the related consolidated statement of income, stockholders' equity and cash flows for the year ended 31 March 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, based on our audits, such consolidated financial statements present fairly, in all material respects, the financial position of Cosmo Communications Corporation and Subsidiaries as of 31 March 2007 and 2006 and the related consolidated statements of income, stockholders' equity and cash flows for the year ended 31 March 2007 and 2006 in accordance with accounting principles generally accepted in the United States of America.

‘Walker & Company’
Markham, Canada	Chartered Accountants
8 June 2007	Professional Corporation

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS AT 31 MARCH

(Expressed in United States Dollars)

	Note	2007	2006
ASSETS
Current Assets
Cash		$1,112,228	$548,506
Accounts receivable, less allowance of $6,520 and $14,040 at 31 March 2007 and 2006, respectively	3	8,917,837	3,122,195
Inventories		9,515,488	4,136,341
Prepaid expenses and other		16,496	372,021
Taxes recoverable		514,327	-
Total Current Assets		20,076,376	8,179,063
Equipment and Other Assets
Equipment, net	4	56,752	64,716
Intangibles		-	5,403
Total Equipment and Other Assets		56,752	70,119
Total Assets		$20,133,128	$8,249,182
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities		$1,725,237	$1,011,500
Accounts payable to parent company	5	13,372,367	2,818,144
Taxes payable		-	276,745
Advances and interest payable to parent company	5	604,627	1,716,107
Deferred taxes	6	123,590	166,336
Total Liabilities		15,825,821	5,988,832
Commitments	7
Contingency	8
Stockholders' Equity
Capital stock	9	2,023,382	1,455,200
Additional paid-in capital		27,704,592	26,272,774
Accumulated other comprehensive loss		(408,005)	(306,875)
Accumulated deficit		(25,012,662)	(25,160,749)
Total Stockholders' Equity		4,307,307	2,260,350
Total Liabilities and Stockholders' Equity		$20,133,128	$8,249,182

The accompanying notes are an integral part of these consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED 31 MARCH

(Expressed in United States Dollars)

	2007	2006	2005 Restated
SALES	$56,287,515	$51,010,554	$35,452,041
COST OF PRODUCTS SOLD	53,034,341	48,156,516	32,846,284
GROSS PROFIT	3,253,174	2,854,038	2,605,757
COMMISSION INCOME	1,566,157	1,508,990	1,853,534
OPERATING EXPENSES
Salaries and wages	1,748,757	1,669,275	1,186,213
Selling and delivery	1,677,460	1,033,210	1,381,924
General and administrative	1,151,962	1,014,849	734,245
Amortization	18,622	23,183	32,345
TOTAL OPERATING EXPENSES	4,596,801	3,740,517	3,334,727
INCOME FROM OPERATIONS	222,530	622,511	1,124,564
Interest	345,838	266,644	221,679
(Gain) loss on foreign exchange	(107,817)	36,696	10,536
(LOSS) INCOME BEFORE TAXES	(15,491)	319,171	892,349
INCOME TAXES (RECOVERY)	(310,442)	296,013	251,598
DEFERRED INCOME TAXES	(42,746)	(151,738)	444,525
REASSESSMENT OF PRIOR YEARS INCOME TAXES	189,610	27,918	-
NET INCOME	$148,087	$146,978	$196,226
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(101,130)	269,150	459,009
COMPREHENSIVE INCOME	$46,957	$416,128	$655,235
INCOME PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.01	$0.01	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	29,602,132	29,104,000	29,104,000

The accompanying notes are an integral part of these consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED 31 MARCH 2007 AND 2006

(Expressed in United States Dollars)

	Shares	Capital Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance, 1 April 2005	29,104,000	1,455,200	26,272,774	(1,035,034)	(25,503,953)	1,188,987
Foreign currency translation	-	-	-	459,009	-	459,009
Net gain for the period restated	-	-	-	-	196,226	196,226
Balance, 31 March 2005 Restated	29,104,000	1,455,200	26,272,774	(576,025)	(25,307,727)	1,844,222
Foreign currency translation	-	$-	$-	$269,150	$-	$269,150
Net gain for the period	-	-	-	-	146,978	146,978
Balance, 31 March 2006	29,104,000	1,455,200	26,272,774	(306,875)	(25,160,749)	2,260,350
Common stock issued for debt	11,363,636	568,182	1,431,818	-	-	2,000,000
Foreign currency translation	-	-	-	(101,130)	-	(101,130)
Net gain for the period	-	-	-	-	148,087	148,087
Balance, 31 March 2007	40,467,636	$2,023,382	$27,704,592	$(408,005)	$(25,012,662)	$4,307,307

The accompanying notes are an integral part of these consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED 31 MARCH

(Expressed in United States Dollars)

	2007	2006	2005 Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$148,087	$146,978	$196,226
Adjustment to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation	18,622	23,183	32,345
Deferred income taxes	(42,746)	(151,738)	444,525
Common stock issued for debt	2,000,000	-	-
	2,123,963	18,423	673,096
Changes in operating assets and liabilities:
Accounts receivable	(5,795,642)	(1,399,688)	2,199,334
Inventories	(5,379,148)	929,490	(2,532,197)
Prepaid expenses and other	355,525	(369,457)	-
Accounts payable and accrued liabilities	713,737	104,829	225,924
Taxes payable	(791,072)	123,821	106,139
Accounts payable to parent company	10,554,223	152,176	(1,356,643)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,781,586	(440,406)	(684,347)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(5,254)	(7,604)	(8,516)
CASH FLOWS USED IN INVESTING ACTIVITIES	(5,254)	(7,604)	(8,516)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances to (from) related parties	(1,111,480)	98,805	92,518
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,111,480)	98,805	92,518
EFFECT OF FOREIGN CURRENCY TRANSLATION	(101,130)	269,150	459,009
NET INCREASE (DECREASE) IN CASH	563,722	(80,055)	(141,336)
CASH, BEGINNING OF YEAR	548,506	628,561	769,897
CASH, END OF YEAR	$1,112,228	$548,506	$628,561

The accompanying notes are an integral part of these consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED 31 MARCH 2007 AND 2006

(Expressed in United States Dollars)

1. NATURE OF OPERATIONS

Cosmo Communications Corporation and subsidiaries (the "Company" or "Cosmo") market and distribute consumer electronic products. The Company has operations in the United States, Hong Kong and Canada.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. Presented below are those policies considered particularly significant:

Principles of Consolidation

The Company includes, in consolidation, its wholly owned subsidiaries, Cosmo Communications Canada Inc., Cosmo Communications (H.K.) Limited and Cosmo USA Inc. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

Cost of Products Sold

Included in cost of sales are

Advertising Allowances

Effective 1 January 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products (“EITF 01-9”). Upon adoption of EITF 01-9, the Company is required to classify certain payments to its customers as a reduction of sales. The Company grants advertising allowances to its major customers as contributions to promote the Company's products. Management has determined that the Company meets the requirements of EITF 01-9 in order to characterize these contributions as a cost as opposed to a reduction in revenue and accordingly these costs are included in selling and delivery expenses.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidated Statements of Income Classifications

The Company calculates its gross profit as the difference between its revenue and the associated cost of products sold. Cost of products sold includes direct product costs, inbound freight, excise taxes, casualty insurance, import duties and broker fees, vendor allowances, and increases or decreases to the Company’s FIFO reserve. The Company’s gross profit may not be comparable to other entities whose shipping and handling expenses are a component of cost of sales. Instead the Company includes these costs in selling and delivery expenses which amounted to $912,829 (2006 - $580,676).

The Company classifies the following expense categories separately on its statement of operations: salaries and wages; selling and delivery; and general and administrative. The Company’s labour costs of the warehouse and office staff are included in the salaries and wages expense category. The Company’s selling expenses primarily include shipping and handling costs, sales commissions, travel, entertainment, and product promotional costs. General and administrative expenses of the Company primarily include legal costs, insurance, rent, repairs, and general office expenses.

Cash and Cash Equivalents

Cash and cash equivalents consist of commercial accounts and interest-bearing bank deposits and are carried at cost, which approximates current value. Items are considered to be cash equivalents if the original maturity is three months or less.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Inventory is comprised of finished products that the Company intends to sell to its customers. The Company periodically makes judgments and estimates regarding the future utility and carrying value of its inventory. The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value. The Company has inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the year ended 31 March 2007, the Company increased its inventory reserve to $274,268.

Trade receivables

Trade and other receivables are recognized initially at fair value and subsequently measured at amortized cost using the effective interest method, less provision for impairment. A provision for impairment of trade and other receivables is established when there is objective evidence that we will not be able to collect all amounts due according to the original terms of receivables. The amount of the provision is the difference between the asset’s carrying amount and the present value of estimated future cash flows, discounted at the effective interest rate. The amount of the provision is recognized in the income statement.

Equipment

Equipment is stated at historical cost less accumulated depreciation. Depreciation, based on the estimated useful lives of the assets, is provided using the under noted annual rates and methods:

Furniture and fixtures	20% declining balance
Equipment	20% declining balance
Computer	25% declining balance
Warehouse equipment	20% declining balance

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At 31 March 2007 and 2006, the carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities, and loans payable approximate their fair values due to the short-term maturities of these instruments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

There were no dilutive financial instruments for the years ended 31 March 2007 and 2006.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. Management does not expect the adoption of SFAS No. 155 to have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB released SFAS No. 156, Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140 to simplify accounting for separately recognized servicing assets, servicing liabilities. SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after 15 September 2006. The Company does not anticipate the adoption of SFAS No. 156 will have a material impact on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position, and measure the amount of benefit to be recognized in the financial statements for a tax position that meets the more- likely-than-not recognition threshold. FIN 48 is effective for fiscal years beginning after 15 December 2006. Management does not expect the adoption of FIN 48 to have a material impact on the Company’s consolidated financial statements.

In September 2006, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance of this SAB is effective for annual financial statements covering the first fiscal year ending after 15 November 2006, which is 31 December 2006 for the Company. SAB No. 108 did not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Defining Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after 15 November 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In December 2006, the FASB issued FASB Staff Position Emerging Issues Task Force ("FSP EITF") 00-19-2, Accounting for Registration Payment Arrangements which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after 15 December 2006 and interim periods within those fiscal years. The adoption of FSP 00-19-2 is not expected to have a material impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after 15 November 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

3. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

The carrying amounts of trade accounts receivable are reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances and creates an allowance for doubtful accounts based on the credit worthiness of specific accounts and an estimate of other uncollectible accounts based on historical performance and current economic conditions.

Allowances for estimated returns are recorded at the estimated gross profit based upon our historical return patterns. Sales return allowances are recorded in accounts payable and accrued liabilities in the consolidated balance sheets.

The following is the activity within the Company’s consolidated valuation and qualifying accounts and reserves for fiscal 2007 and 2006:

	Balance at Beginning of Year	Additions (Reductions) Charged to Costs and Expenses	Deductions	Balance at End of Year
Year ended 31 March 2007
Deducted from asset account:
Allowance for doubtful accounts	$14,040	$(18,387)	$(10,867)	$6,520
Sales return and allowance reserve	245,770	2,992,413	2,856,913	381,270
Total	$259,810	$2,974,026	$2,846,046	$387,790
Year ended 31 March 2006
Deducted from asset account:
Allowance for doubtful accounts	$4,401	$10,855	$1,216	$14,040
Sales return and allowance reserve	81,017	3,756,254	3,591,501	245,770
Total	$85,418	$3,767,109	$3,592,717	$259,810

4. EQUIPMENT

The components of equipment are as follows:

	Cost	Accumulated Depreciation	Net 2007	Net 2006

Furniture and fixtures	$42,462	$(38,201)	$4,261	$4,886
Equipment	31,858	(28,838)	3,020	4,770
Computer	50,997	(32,468)	18,529	17,166
Warehouse equipment	68,308	(37,366)	30,942	37,894
	$193,625	$(136,873)	$56,752	$64,716

5. AMOUNTS PAYABLE TO PARENT COMPANY

As of 31 March 2007, the Company owed $13,976,994 (2006 - $4,534,251) to The Starlight Group of Companies, the principal corporate shareholder of the Company ("Starlight"). Of this amount $13,372,367 (2006 - $2,818,144) was owed in the form of trade payable and the remainder was in the form of advances and interest on advances. The advances from Starlight were paid for by the issuance of shares during the year, leaving only the accrued interest as payable. These amounts are payable on demand and Starlight has agreed not to charge further interest on the accrued interest payable. Interest accrued as of 31 March 2007 was $604,627 (2006 - $505,475).

6. DEFERRED TAXES

The components of deferred income taxes have been determined at the combined Canadian federal and provincial statutory rate of 36.12% as follows:

	2007	2006

Deferred income tax assets (liabilities):
Book over tax depreciation	5,946	14,441
Unrealized foreign exchange transaction gains	(129,536)	(180,777)
Deferred income taxes	$(123,590)	$(166,336)

7. COMMITMENTS

The Company leases premises under an operating lease with a five year term in Canada and shares the facilities for its Hong Kong operation. Minimum lease commitments under the leases at 31 March 2007 were:

2008	$300,457
2009	152,264
$452,721

8. CONTINGENCY

The Company is a defendant in a lawsuit in the amount of $100,000. The outcome of this matter is not determinable as at the date of the financial statements therefore no accrual has been made.

9. CAPITAL STOCK

Authorized
30,000	preferred stock, cumulative, convertible at $0.01 par value
9,970,000	preferred stock, at $0.01 par value
50,000,000	common stock at $0.05 par value, voting, participating

	2007	2006
Issued
40,467,636 Common stock (2006 - 29,104,000)	$2,139,132	$1,570,950
2,314,567 Treasury stock	(115,750)	(115,750)
	$2,023,382	$1,455,200

On 15 March 2007, the Board of Directors approved the issuance of 11,363,636 shares of common stock in exchange for advances and trade payables to Starlight in the amount of $2,000,000. The parties agreed to issue one share for every $0.176 of debt.

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

The provision for income taxes reconciles to the amount obtained by applying the statutory income tax rates of 36.12% (2006 - 36.12%) in Canada, 17.5% (2006 - 17.5%) in Hong Kong and 15.5% (2006 - 15.5%) in US to income before provision for taxes as follows:

	2007	2006

Computed expected tax	(53,879)	130,392
Expenses not deductible for tax purposes	13,119	1,543
Equipment	(7,224)	(7,270)
Unrealized foreign exchange gains	(10,851)	(13,386)
Recognition of previously unrealized foreign exchange gains	-	189,495
Utilization of tax losses carried forward	-	(4,761)
Prior year adjustments	(255,450)	-
Other	3,843	-
Provision for income taxes	$(310,442)	$296,013

11. RELATED PARTY TRANSACTIONS

Apart from those as disclosed in note 5, the Company's transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company's business.

During the year ended 31 March 2007, the Company purchased $46,377,415 (2006 - $36,339,662) of goods from Starlight and received $29,014 (2006 - $610,540) in commissions.

12. ECONOMIC DEPENDENCE

The Company is economically dependent on its parent company for the supply of inventory products to its customers. A mass-market merchandiser and chain store located in Canada and US is the Company's largest customer, which accounted for approximately 93% of sales in 2007 and 90% in 2006. Economic dependence exists with this identified customer. Loss of the customer may have significant adverse results to the financial position of the Company.

As of 31 March 2007, the accounts receivable from this customer amounted to approximately $7,914,451 (2006 - $2,033,346) and claims payable for inventory returns amounted to approximately $485,486 (2006 - $322,585).

13. OPERATING SEGMENT INFORMATION

The Company operated in one business segment and all of its sales are consumer electronic products. The Company's customers are principally in Canada. Borrowings are principally in the United States.

	Canada	Hong Kong	United States	Total
2007
Assets	6,239,283	652,480	13,241,365	20,133,128
Sales, net	5,844,032	37,093,544	13,349,939	56,287,515
Gross margin	329,664	1,868,043	1,055,467	3,253,174
Net income (loss)	32,922	236,209	(121,044)	148,087
2006
Assets	5,081,785	3,161,016	6,381	8,249,182
Sales, net	5,373,562	45,636,992	-	51,010,554
Gross margin	910,226	1,943,812	-	2,854,038
Net income (loss)	(333,697)	579,481	(98,806)	146,978

14. SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended 31 March 2007 interest of $356,705 (2006 - $265,427) and income taxes of $703,117 (2006 - $212,123) were paid.

15. COMPARATIVE FIGURES

Certain figures in the 2005 and 2006 financial statements have been reclassified to conform with the basis of presentation used in 2007.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On September 16, 2005, SF Partnership, LLP (the "Former Accountant") resigned as our independent certified public accountants. On the same date we engaged Walker & Company, (the "New Accountant"), as our independent certified public accountants. Our decision to engage the New Accountant was approved by the Board of Directors also on September 15, 2005.

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

(a)Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of March 31, 2007. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic SEC filings is made known to them in a timely manner.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the relationship between the benefit of desired controls and procedures and the cost of implementing new controls and procedures.

(b) Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter as reported or during our fourth fiscal quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth information concerning the directors, executive officers and significant employees of Cosmo as of June 30, 2007:

Name	Age	Position
Philip Lau	59	Chairman of the Board of Directors and President
Peter Horak	65	Chief Executive Officer and Director
Carol Atkinson	58	Chief Financial Officer
Rick Bond	57	Vice President - sales and marketing - USA operation
Yu Wing King	55	Vice President, Hong Kong operation
Jacky Lau	48	Director
Jeff Horak	49	Vice President -Sales and Marketing - Canada Operations

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

Carol Atkinson - Chief Finance Officer

Ms. Atkinson has served as Chief Finance Officer of the Company since January 2001 after Starlight International Limited acquired its shares. Ms Atkinson is a licensed public accountant.

Rick Bond - Vice President, sales and marketing

Mr. Bond joined the company in January 2007 and is responsible for sales and marketing in the USA operation. Mr. Bond held high level of sales executive positions in the consumer electronics industry prior to joining the Company.

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

Anthony Lau - Director

Mr. Anthony Lau was appointed in September 2006 and has been a director of Starlight International since 1987.

Directors are elected annually by the shareholders and hold office until the next annual meeting and until their respective successors are elected and qualified. There are no other family relationships among any of the Company's directors and executive officers.

Family Relationships

Mr. Philip Lau, Mr. Jacky Lau, Mr. Anthony Lau and Ms Carol Atkinson are siblings. Peter Horak is the brother of Jeff Horak

Code of Ethics

Our Board of Directors has not yet adopted a formal Code of Ethics and Business Conduct that applies to our Chief Executive Officer and Chief Financial Officer, as well as to our directors, officers and employees. Once adopted, a copy of our Code of Ethics will be filed as an exhibit to an amendment to this registration statement or filed as part our future filings with the SEC.

Compliance with Section 16(A) of the Exchange Act.

To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended March 31, 2007, its officers, directors and 10% shareholders complied with all Section 16(a) filing requirements.

Item 11.	Executive Compensation

Compensation of Directors

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made in the fiscal year ended March 31, 2007.

Director Compensation (1)

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)(1)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)

(1) As permitted under the rules promulgated by the Securities and Exchange Commission, this table omits columns that are not applicable.

Board Directors generally receive meeting attendance fees of $300. However, each such director waived his/her rights to receive such fees during fiscal 2007. Annual retainers are not currently provided to directors; however, such retainers may be re-instituted in the future.

Executive Compensation

The following table sets forth certain compensation information for the fiscal years ended March 31, 2007, 2006 and 2005 with regard to (i) Peter Horak, our Chief Executive Officer, and to each of the four most highly compensated executive officers of Cosmo for fiscal 2007, 2006 and 2005:

Summary Compensation Table
Name & Principal Position	Year	Salary ($)		Bonus ($) (5)	Stock Awards($) (5)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Peter Horak CEO and Director (2)	2007 2006 2005	175,800 138,000 138,000		— — —	— — —	— — —	— — —	— — —	13,600 3,000 4,000	194,400 141,000 142,000

Jeff Horak Vice President - Canada	2007 2006 2005	175,800 138,000 138,000		— — —	— — —	— — —	— — —	— — —	9,493 22,000 17,500	185,293 160,000 155,500

Rick Bond Vice President - USA	2007 2006 2005	25,000 — —	(2)	— — —	— — —	— — —	— — —	— — —	— — —	25,000 — —

Yu Wing King Vice President - Hong Kong	2007 2006 2005	42,832 47,114 45,246		14,318 4,017 2,290	— — —	— — —	— — —	— — —	— — —	63,150 51,131 47,536

E. J. Colin National Sales Manager - Canada	2007 2006 2005	92,300 64,200 64,200		— — —	— — —	— — —	— — —	— — —	5,800 12,600 12,400	98,100 76,800 76,600

(1)	Includes automobile expense allowances and other employee benefits

(2)	Salary commenced on January 1, 2007

Employment Agreements

The Company signed two employment agreements with two executive officers during fiscal 2007 and none in 2006.

OPTION GRANTS IN FISCAL 2007 (1)

The following table set forth information concerning each grant of an award made to a named executive officer in the last completed fiscal year under any plan, including awards that subsequently have been transferred.

GRANTS OF PLAN-BASED AWARDS
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of	Grant Date Fair Value of Stock
Name (a)	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold ($) (f)	Target ($) (g)	Maximum ($) (h)	Units (#) (i)	Options (#) (j)	Option Awards ($/Sh) k	and Option Awards l

(1) As permitted under the rules promulgated by the Securities and Exchange Commission, this table omits columns that are not applicable.

Outstanding Equity Awards At Fiscal Year-End (1)

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of March 31, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

(1) As permitted under the rules promulgated by the Securities and Exchange Commission, this table omits columns that are not applicable.

Long-term Compensation - Stock Option Grants and 401K Plan

The Company does not have any stock option plan or 401K plan as long-term compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the name, address, number of shares beneficially owned, and the percentage of the Registrant’s total outstanding common stock shares owned by: (i) each of the Registrant’s Officers and Directors; (ii) the Registrant’s Officers and Directors as a group; and (iii) other shareholders of 5% or more of the Registrant’s total outstanding common stock shares. The percentages have been calculated by taking into account all Shares owned on the record date as well as all such Shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the Shares owned. Unless otherwise provided, each person's address is c/o Cosmo Communications Corporation, Unit 2 - 55 Travail Road, Markham, Ontario, Canada.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Philip Lau Chairman and President	—	—
Common Stock	Peter Horak Chief Executive Officer and Director	257,500	*
Common Stock	Carol Atkinson Chief Financial Officer	—	—
Common Stock	Rock Bond Vice President - sales and marketing - USA operation	—	—
Common Stock	Yu Wing King Vice President, Hong Kong operation	—	—
Common Stock	Jacky Lau Director	—	—
Common Stock	Jeff Horak Vice President -Sales and Marketing - Canada Operations	—	—
Common Stock	Starlight International, 5/F, 232 Aberdeen Road Hong Kong	37,948,644	93.8%

Common Stock	All Officers and Directors, as a Group	257,500	*

* Less then one percent.

Equity Compensation Plan Information

The Company does not have any stock option plan or 401K plan as long-term compensation.

Item 13.	Certain Relationships and Related Transactions

During the year ended March 31, 2007, we purchased $46,377,415 (2006 - $36,339,662) of goods from our parent company, Starlight and received $29,014 (2006 - $610,540) in commissions.

Item 14.	Principal Accountant Fees and Services

The following is a summary of the fees billed to the Company by Walker & Company Chartered Accounts Professional Corporation, SF Partnership LLP, Chartered Accountants, Deloitte & Touche LLP and Chan & Watt Company for professional services rendered to our company for the fiscal years ended March 31, 2007 and 2006:

	2007	2006
1. Audit Fees (a)	$29,000	$29,247
2. Audit Related Fees	4,498	5,670
3. Tax Fees (b)	59,000	3,000
4. Total Fees	92,498	37,917

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Consolidated Financial Statements

See Index to Consolidated Financial Statements on page 28 of this report.

Financial Statement Schedule

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
COSMO COMMUNICATIONS CORPORATION

Description	Balance at Beginning of Year	Additions (Reductions) Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended March 31, 2007
Deducted from asset account:
Allowance for doubtful accounts	$14,401	$(18,387)	$(10,867)	$6,520
Sales return and allowance reserve	245,770	2,992,413	2,856,913	381,270

Total	$259,810	$2,974,026	$2,846,046	$387,790

Year ended March 31, 2006
Deducted from asset account:
Allowance for doubtful accounts	$4,401	$10,855	$1,216	$14,040
Sales return and allowance reserve	81,017	3,756,254	3,591,501	245,770

Total	$85,418	$3,767,109	$3,592,717	$259,810

Year ended March 31, 2005
Deducted from asset account:
Allowance for doubtful accounts	$11,070	$5,475	$12,144	$4,401
Sales return and allowance reserve	32,409	4,280,160	4,231,552	81,017

Total	$43,479	$4,285,635	$4,243,696	$85,418

Other financial statement schedules have not been presented, as they are not applicable.

Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation as amended +

3.2	Registrant's Bylaws ++

16.1	Letter on Change in Accountant +++

21.1	List of Subsidiaries of Cosmo Communications Corporation ++++

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Peter Horak *

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carol Atkinson *

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

+	Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 1992, as amended.

++	Incorporated by reference to our Registration Statement (File No. 2-83088).

+++	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 28, 2005.

++++	Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2006 filed with the SEC on August 8, 2006.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d), as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Markham, Ontario, Canada on June 29, 2007.

COSMO COMMUNICATIONS CORPORATION

By:	/s/ Peter Horak
Peter Horak
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Carol Atkinson
Carol Atkinson
Chief Executive Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ PETER HORAK Peter Horak	Chief Executive Officer and Director (Principal Executive Officer)	June 29, 2007

/s/ CAROL ATKINSON Carol Atkinson	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	June 29, 2007

/s/ Jacky Lau	Director	June 29, 2007