Form 10-Q
period 2007-06-30
COSMO COMMUNICATIONS CORP
filed 2007-08-30
CIK 718096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

August 30, 2007

Common – 40,467,636 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format         Yes      ☐        No     ☒

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2007	2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$823,983	$1,112,228
Accounts receivable	3,900,315	8,917,837
Inventories	13,419,799	9,515,488
Prepaid expenses and other	18,982	16,496
Taxes recoverable	592,987	514,327
Deferred taxes	8,317	-
Total Current Assets	18,764,383	20,076,376

Equipment, net of depreciation	55,337	56,750

Total Assets	$18,819,720	$20,133,126

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$2,508,100	$1,725,231
Accounts payable to parent company	11,418,758	13,372,367
Advances and interest payable to parent company	604,627	604,627
Deferred taxes	-	123,590

Total Current Liabilities	14,531,485	15,825,815

Stockholders' Equity:
Capital stock	2,023,382	2,023,382
Additional paid in capital	27,704,592	27,704,592
Accumulated other comprehensive income (loss)	135,842	(408,005)
Accumulated deficit	(25,575,581)	(25,012,658)

Total Stockholders' Equity	4,288,235	4,307,311

Total Liabilities and Stockholders' Equity	$18,819,720	$20,133,126

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30

	2007 (Unaudited)	2006 (Unaudited)

Sales	$7,298,394	$18,929,428
Cost of products sold	7,064,928	17,710,829

Gross profit	233,466	1,218,599

Commission income	205,029	373,809
	438,495	1,592,408
Expenses:
Salaries and wages	489,160	404,717
Selling and delivery	375,703	222,533
Loss on foreign exchange	200,192	234,632
General and administrative	28,395	83,143
Financial	22,282	163,686
Depreciation	3,713	4,993
	1,119,445	1,113,704
		-
Net (loss) earnings before income taxes	(680,950)	478,704

Income taxes	13,882	126,896
Deferred income taxes (recovery)	(131,906)	57,157

Net (loss) earnings	$(562,926)	$294,651

Earnings (loss) per weighted number of common share outstanding:
Basic and diluted	$(0.01)	$0.01
Weighted average common shares outstanding:
Basic and diluted	40,467,636	29,104,000

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30

	2007 (Unaudited)	2006 (Unaudited)
Cash Flows from Operating Activities:
Net (loss) earnings	$(562,926)	294,651
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	3,713	4,993
Deferred income taxes	(131,906)	-
	(691,119)	299,644
Increase (decrease) in:
Accounts receivable	5,017,522	(4,214,587)
Inventories	(3,904,311)	(1,190,373)
Prepaid expenses and other	(2,487)	(235,187)
Accounts payable and accrued liabilities	782,870	2,310,780
Taxes payable	(78,660)	140,241
Accounts receivable (payable) to parent company	(1,953,609)	2,792,604
Net cash used in operating activities	(829,794)	(96,878)

Cash Flows from Financing Activities:

Advances from parent company	-	25,527

Cash Flows from Investing Activities:
Acquisition of equipment	(2,298)	-

Effect of foreign currency translation	543,847	315,322

Net (decrease) increase in cash	(288,245)	243,971

Cash - beginning of period	1,112,228	548,506

Cash - end of period	$823,983	792,477

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations

Cosmo Communications Corporation and subsidiaries (the "Company" or "Cosmo") market and distribute consumer electronic products. The Company has operations in Hong Kong, Canada and the United States of America.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended March 31, 2007.

Principles of Consolidation

The Company includes, in consolidation, its wholly owned subsidiaries, Cosmo Communications Canada Inc. (“Cosmo Canada”), Cosmo Communications (H.K.) Limited (“Cosmo H.K.”) and Cosmo Communication USA Corporation (“Cosmo USA”). All significant intercompany transactions and balances have been eliminated upon consolidation.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 may have on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently in the process of assessing the impact the adoption of SFAS 157 will have on its financial statements.

COSMO COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements (Continued)

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  Adoption of FSP 00-19-02 is required for fiscal years beginning after December 15, 2006.  Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto appearing elsewhere in this quarterly report, and in conjunction with the Management's Discussion and Analysis set forth in (1) our annual report on Form 10-K for the year ended March 31, 2007.

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

Overview

Cosmo Communications Corporation (the “Company”, “Cosmo”, “we”, “us” or “our”) was incorporated in the state of Florida in 1983.

The Company is engaged in the development, production, distribution, marketing and sale of consumer electronic audio and video equipment, accessories and clocks. Our products are sold primarily in Canada and to selective customers in the United States, United Kingdom and South America through mass merchandisers, department stores, electronic stores, chains, and specialty stores.

Our products are currently sold in such stores as Wal-Mart, Super-Stores, Home Hardware, Bargain Shop, and Best buy/Future Shop.

Results of Operations for the Quarter Ended June 30, 2007 (“2007”) and For the Quarter Ended June 30, 2006 (“2006”)

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the three months ended June 30, 2007 and 2006.

	Three months ended	Three months ended
	June 30, 2007	June 30, 2006
Sales	100%	100%
Cost of goods sold	96.8%	93.6%

Gross profit	3.2%	6.4%

Commission and other income	2.8%	2.0%

Expenses:
Salaries and wages	6.7%	2.1%
General and administrative	2.7%	1.2%
Selling and delivery	5.1%	1.2%
Financial	0.4%	0.4%
Gain (loss) on exchange	(0.3)%	(0.9)%
Net income (loss) before income tax	(9.3)%	2.5%
Income tax expense	(1.62)%	1.0%
Net income (loss)	(7.71)%	1.5%

The following is a discussion and analysis of our results of operations for the above periods:

Net Sales:

Sales in 2007 decreased by $11.6 million or 61% compared to the corresponding period in 2006. Demands for DVD and DVD TV combo products were exceedingly strong in 2006. Our major customer had surplus inventory when demands for DVD products began to temper in early 2007 and did not re-order during this current quarter. These demands have not sustained in 2007 and therefore our sales dropped in the current quarter ending June 30, 2007 as compared to the corresponding quarter in 2006. Our licensed products also sold slower than we anticipated. We expect that our sales of licensed products sales will increase in the quarter ending September 30, 2007. Sales in the clock and radio category were comparable to the corresponding quarter in 2006.

Cost of Sales and Gross Margin:

Gross margin as a percentage of sales was approximately 3.2% in this quarter as compared to 6.4% for the same period in 2006. Our gross profit margin decreased for two main reasons:

•
We participated in the Opening Price Point (“OPP”) program with retailer. OPP merchandise has basic functions and is a marketing ploy to attract consumers into the stores. We must work with retailers to create sensational low prices. Mark up is “razor thin” for both us and our retailers, and therefore our gross margin was reduced in this quarter.

•	As demands for DVD players has declined, we were forced to cut our prices which resulted in lower profit margins.

Commission income:

Commission income decreased by $168,780 or 47%. When the market of DVD players was strong, we made high commission to broker sales. This income was lost when demands of this category dropped significantly in this quarter.

Selling, Delivery and General and Administrative Expenses:

Salaries and wages increased $84,443 or 21% mainly due to increase in staff in our subsidiary company Cosmo USA. We began selling to selective customers in the USA in early 2007. We did not operate in the USA in the corresponding period in 2006.

Our general and administrative expenses in this quarter decreased $34,441 or 15% compared with the 2006 quarter. The decrease was because we saved in design and packaging costs as fewer new models were sold in this quarter. Our products sold in the USA are now underwritten by a world-wide product liability policy paid by our parent company, the Starlight group. This has provided savings in our insurance expenses.

Selling and delivery expenses increased $153,169 or 69% during this quarter. Over half of our sales in this quarter were domestic sales compared with 7% in the corresponding quarter in 2006. We incurred higher warehousing storage and handling charges in Cosmo USA since we have to use public warehousing facilities to carry out the domestic sale operation.

Interest Expenses:

Our interest and finance charges decreased $54,748 or 66%. In March 2007, we converted a related party loan in exchange for common shares. Since then interest charges on this loan have ceased. In addition, our direct import sales decreased by 82% which accounted for the lower bank charges and interest in handling and collecting the bills of sales.

Net Earnings:

The net loss in this quarter was $562,926, compared with net earnings of $294,651 in the corresponding period in 2006. The significant drop was the result of:

•	Sales decreased by 61% due to a decline in demand for DVD products
•	Gross margin dropped from 6.4% to 3.2% due to participation in the Opening Price Point program with our retailers
•	Higher salaries and wages, selling and distribution expenses due to new sales operation in Cosmo USA

We are expecting sales of our licensed products will increase in the next two quarters as we move into the ’Back to School’ and ’Holiday Season.’ We also expect to open new accounts in the USA and Canada for these licensed products. We do not anticipate the declining sales trend will continue in the remaining 2007 year.

Liquidity and Capital Resources

During this quarter, net cash used in operating activities was $829,794. The ratio of current assets to current liabilities was 1.29 to 1, as compared to 1.27 to 1 on March 31, 2007. The main source of our working capital during this quarter came from collecting from our receivables and financing from vendors. Our ratio of current assets to current liabilities is consistent with the prior year and reflective of our normal operating activities by having to maintain high levels of inventory on hand to operate our domestic sales activities in the USA.

During the next quarter, we plan on financing our operation mainly from our parent company, the Starlight group. We also expect our vendors will continue to support us in financing our inventory.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s market risk during the first quarter ended June 30, 2007. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

As of August 30, 2007, our cash on hand is limited and we do not have credit facilities with banks. We will finance our working capital needs from the collection of accounts receivable and sales of existing inventory. As of June 30, 2007, our inventory was valued at $13 million. If these sources do not provide us with adequate financing, we will be seeking financing from our factories. If we are not able to obtain adequate financing from our factories when needed, it will have a material adverse effect on our cash flow and our ability to continue operations.

A small number of our customers account for a substantial portion of our revenues, and the loss of one or more of these key customers could significantly reduce our revenues and cash flow.

We rely on Starlight to manufacture and produce the majority of our products and if Starlight does not support our delivery schedule, it would affect our revenues and profitability.

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

Sales of consumer electronics in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ended September 30 and the third quarter ended December 31. Sales in our second and third quarter, combined, historically accounted for approximately 46% of total sales in fiscal 2007.

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

We are using 9 factories in the People's Republic of China to manufacture the majority of our products. These factories will be producing all of our products in fiscal 2008. Our arrangements with these factories are subject to the risks of running business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

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

The loss of our largest customer or significant reductions in their purchases of Cosmo’s products would reduce sales.

This significant customer accounts for approximately 79% of Cosmo’s sales in this quarter. Cosmo anticipates that this customer will continue to account for a significant portion of Cosmo’s sales for the foreseeable future, but is not obligated to any long-term purchases. They have considerable discretion to reduce, change or terminate purchases of Cosmo’s products. Cosmo cannot be certain that it will retain this customer or maintain a favorable relationship.

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

Date: August 30, 2007

By:	/s/ Carol Atkinson
Name: Carol Atkinson Title: Chief Financial Officer

Date: August 30, 2007