Form 10-Q
period 2007-09-30
COSMO COMMUNICATIONS CORP
filed 2007-11-28
CIK 718096

10Q form10q 093007.htm REPORT FOR THE QUARTER ENDED September 30, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission File No. 0-11968

COSMO COMMUNICATIONS
CORPORATION
(Name of Small Business Issuer in its Charter)

FLORIDA	59-2268025
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No)

Unit 2 - 55 Travail Road, Markham, Ontario, Canada
(Address of Principal Executive Offices)

(905) 209-0488
(Issuer's Telephone Number)

________________________________________________________
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

November 28, 2007

Common - 40,467,636 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format         Yes      ☐        No     ☒

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	▪ Consolidated Balance Sheets	3
	▪ Consolidated Statements of Operations	4-5
	▪ Consolidated Statements of Cash Flows	6
	▪ Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion & Analysis of Financial Condition and Results of Operations	8 - 13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk factors	15
Item 2.	Unregistered Sales of Equity securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5	Other Information	18
Item 6.	Exhibits	19

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$1,649,252	$1,112,228
Accounts receivable	7,251,833	8,917,837
Inventories	14,410,689	9,515,488
Prepaid expenses and deposits	90,054	16,496
Taxes recoverable	502,026	514,327
Deferred taxes	8,317	-
Total Current Assets	23,912,171	20,076,376

Equipment, net of depreciation	51,619	56,750

Total Assets	$23,963,790	$20,133,126
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,450,531	$1,725,231
Accounts payable to parent company	17,446,863	13,372,367
Advances from parent company	604,627	604,627
Deferred taxes	-	123,590
Total Current Liabilities	19,502,021	15,825,815

Stockholders' Equity:
Capital stock	2,023,382	2,023,382
Additional paid in capital	27,704,592	27,704,592
Accumulated other comprehensive income (loss)	682,057	(408,005)
Accumulated deficit	(25,948,262)	(25,012,658)

Total Stockholders' Equity	4,461,769	4,307,311

Total Liabilities and Stockholders' Equity	$23,963,790	$20,133,126

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30
(Unaudited)

	2007	2006
Sales	$11,747,302	$18,438,555
Cost of products sold	10,873,788	17,384,198

Gross profit	873,514	1,054,357

Commission income	198,521	652,760
	1,072,035	1,707,117
Expenses:
Selling and delivery	584,505	497,693
Salaries and wages	449,423	427,803
General and administrative	281,473	311,661
Loss (gain) on foreign exchange	15,897	(1,678)
Financial	10,095	48,258
Depreciation	3,718	4,775
	1,345,111	1,288,512

Net (loss) income before income taxes	(273,076)	418,605

Income taxes	99,517	75,908
Deferred income taxes	-	1,914

Net (loss) income	$(372,593)	$340,783

Net (loss) income per common share:
Basic and diluted	$(0.01)	$0.01
Weighted average common shares outstanding:
Basic and diluted	40,467,636	29,104,000

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30
(Unaudited)

	2007	2006
Sales	$19,045,696	$37,367,983
Cost of products sold	17,938,716	35,095,027

Gross profit	1,106,980	2,272,956

Commission income	403,550	1,026,569
	1,510,530	3,299,525
Expenses:
Selling and delivery	960,208	720,226
Salaries and wages	938,583	757,185
General and administrative	481,665	621,628
Financial	38,490	131,401
Loss on foreign exchange	38,179	162,008
Depreciation	7,431	9,768
	2,464,556	2,402,216

Net (loss) income before income taxes	(954,026)	897,309

Income taxes	113,399	202,804
Deferred income taxes	(131,906)	1,914

Net (loss) income	$(935,519)	$692,591

Net (loss) income per common share:
Basic and diluted	$(0.02)	$0.02
Weighted average common shares outstanding:
Basic and diluted	40,467,636	29,104,000

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30
(Unaudited)

	2007	2006
Cash Flows from Operating Activities:
Net (loss) income	$(935,519)	$692,591
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	7,431	9,768
Deferred taxes	(131,906)	1,914
	(1,059,994)	704,273
Changes in operating assets and liabilities:
Accounts receivable	1,180,519	(7,201,220)
Inventory	(4,895,200)	(947,751)
Prepaid expenses and deposits	(73,559)	(221,243)
Accounts payable and accrued liabilities	210,783	3,193,837
Taxes payable	12,301	(180,891)
Accounts payable to parent company	4,074,496	4,849,499
Net cash (used in) provided by operating activities	(550,654)	196,504

Cash Flows from Financing Activities:
Advances from parent company	-	51,445

Cash Flows from Investing Activities:
Acquisition of equipment	(2,298)	(987)

Effect of foreign currency translation	1,089,976	293,811

Net increase in cash	537,024	540,773

Cash - beginning of period	1,112,228	548,506

Cash - end of period	$1,649,252	$1,089,279

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations

Cosmo Communications Corporation and subsidiaries (the "Company" or "Cosmo") market and distribute consumer electronic products. The Company has operations in Hong Kong, United States of America and Canada.

Principles of Consolidation

The Company includes, in consolidation, its wholly owned subsidiaries, Cosmo Communications Canada Inc., Cosmo Communication USA Corp. and Cosmo Communications (H.K.) Limited. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

Overview

Cosmo Communications Corporation (the “Company”, “Cosmo”, “we”, “us” or “our”) was incorporated in the state of Florida in 1983.

The Company is engaged in the development, production, distribution, marketing and sale of consumer electronic audio and video equipment, accessories and clocks. Our products are sold primarily in Canada and to selective customers in USA, United Kingdom, and South America through mass merchandisers, department stores, electronic stores, chains, and specialty stores.

Our products are currently sold in stores such as Wal-Mart, Super-Stores, Home Hardware, Bargain Shop, and Best Buy/Future Shop.

Results of Operations for the Quarter Ended September 30, 2007 (“2007”) and For the Quarter Ended September 30, 2006 (“2006”)

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the three months ended September 30, 2007 and 2006.

	Three months ended	Three months ended
	September 30, 2007	September 30, 2006
Sales	100%	100%
Cost of products sold	92.7%	94.3%

Gross profit	7.3%	5.7%

Commission income	1.7%	3.5%

Expenses:
Selling and delivery	5.0%	2.7%
Salaries and wages	3.8%	2.3%
General and administrative	2.4%	1.7%
Financial	-	0.3%
(Gain) loss on exchange	-	-
Depreciation	-	-
Net income before income tax	(2.2%)	2.2%
Income tax expense	0.8%	0.4%
Net income	(3.0%)	1.8%

The following is a discussion and analysis of our results of operations for the above periods:

Net Sales:

Sales for the three months ended September 30, 2007 decreased by approximately $6.6 million or 36% compared to the corresponding period in 2006. The decrease in sales was because of the loss of sales of DVD and television products. The cost of our DVD products increased in 2007 due to additional license fees we were required to pay to the “6C” Group of Japanese electronic manufacturers who collectively own the patent of the DVD technology. After we passed the additional costs to our customers, we lost sales to our competitors.

In order to compensate for the lost sales in the DVD and television categories, we promoted the licensed Disney brand name of youth electronics. Disney electronics now comprised 33% of our net sales in this quarter since we launched this line in April 2007.

Sales in the next quarter are expected to improve for the holiday season.

Cost of Sales and Gross Margin:

Gross margin was 7.3% for the three months ended September 30, 2007 as compared to 5.7% for the same period in 2006. The increase reflects a more diversified product mix and the switch from direct import sales to domestic sales.

Disney products have a higher gross margin than our own brand named DVD and television products, which in turn increased our gross margin in the current quarter. We also had an increase in domestic sales in the current quarter which made up 46% of the current quarter total sales compared with 11% in the same quarter in 2006. Domestic selling prices include costs such as freight and warehousing handling.

Commission Income:

Commission income decreased by $454,000 or 70% for the three months ended September 30, 2007. The decrease in commission income is a result of the loss in the DVD and television market in Canada and loss in revenue in the reverse logistic handling operation. Since we do not have any minimum fee contracts with our customers, the amount of defective returns we handle will always fluctuate outside of our control.

Selling, General and Administrative Expenses:

Salaries and wages increased by 5% for the three months ended September 30, 2007 compared with the same period in 2006. The increase was due to additional staff hired to operate the sales office in the US.

Our general and administrative expense in this quarter decreased by 10% for the three months ended September 30, 2007 compared with the same period in 2006. We reduced our expenses in product design and packaging and translation services resulting from our decrease in sales. Professional fees have also decreased.

Selling and delivery expenses increased by 17% for the three months ended September 30, 2007 compared with corresponding quarter in 2006. We incurred higher delivery expenses due to new sales in the United States. All the sales in the US were shipped domestically out of our warehouses.

Interest Expenses:

Interest and finance charges decreased by 66% for the three months ended September 30, 2007 compared with the same quarter in 2006. In March 2007, we converted a related party loan in exchange for common shares. In addition, bank charges and interest in handling and collecting the bills of sales were reduced substantially due to reduction of our direct import sales.

Net Earnings:

The net loss for the three months ended September 30, 2007 was $372,593, compared with a net income of $340,783 in the corresponding period in 2006. The decrease was attributed by lower sales and higher selling and delivery expenses.

We expect the sales of our Disney line will improve in the next quarter during the holiday season. We are also working to search for new products to increase our sales revenue.

Liquidity and Capital Resources

During the six months ended September 30, 2007, net cash used in operating activities was $550,654. The main source of our working capital during this quarter came from financing from our vendors, mostly our parent company for goods supplied on open credit. We have also reduced our trade receivables. The ratio of current assets to current liabilities was 1.23 to 1, as compared to 1.27 to 1 on March 31, 2007. Our ratio of current assets to current liabilities is consistent with the prior period and reflective of our normal operating activities.

During the next quarter, we plan on financing our operation in the same way we did this quarter. We expect our vendors will continue to support us in financing our inventory.

Seasonal and Quarterly Results

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for electronic audio and video equipment during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 46% and 89% of net sales in fiscal 2007 and 2006, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s market risk during the second fiscal quarter ended September 30, 2007. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

Our cash on hand is limited. We will finance our working capital needs from the collection of accounts receivable and sales of existing inventory. As of September 30, 2007, our inventory was valued at $14 million. If these sources do not provide us with adequate financing, we will be seeking financing from our factories. If we are not able to obtain adequate financing from our factories when needed, it will have a material adverse effect on our cash flow and our ability to continue operations.

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

Sales of consumer electronics in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial portion of our sales occur during the second quarter ended September 30 and the third quarter ended December 31. Combined sales in our second and third quarter historically account for approximately 50% of total sales.

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

We rely principally on independent ocean carriers to ship virtually all of the products that we import to our warehouse facility in Toronto, Canada and in LA, USA. Retailers that take delivery of our products in China rely on a variety of carriers to import those products. Any disruptions in shipping, whether in Toronto, LA or China, caused by labor strikes, other labor disputes, terrorism, and international incidents may prevent or delay our customers' receipt of inventory. If our customers do not receive their inventory on a timely basis, they may cancel their orders or return products to us. Consequently, our revenues and net income would be affected.

Our manufacturing operations are located in the People’s Republic of China, subjecting us to risks common in international operations. If there is any problem with the manufacturing process, our revenues and net profitability may be affected.

We are using nine factories in the People's Republic of China to manufacture the majority of our products. These factories will be producing all of our products in fiscal 2008. Our arrangements with these factories are subject to the risks of running business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

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

Date: November 27, 2007

By:	/s/ Carol Atkinson
Name: Carol Atkinson Title: Chief Financial Officer

Date: November 27, 2007