Form 10-Q
period 2007-12-31
COSMO COMMUNICATIONS CORP
filed 2008-02-20
CIK 718096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2007

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

February 14, 2008

Common - 40,467,636 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format         Yes      ☐        No     ☒

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2007	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$2,611,486	$1,112,228
Accounts receivable, net of allowance for doubtfull accounts	7,577,971	8,917,837
Inventories	13,677,342	9,515,488
Prepaid expenses and deposits	54,858	16,496
Taxes recoverable	496,652	514,327
Deferred taxes	8,317	-
Total Current Assets	24,426,626	20,076,376

Equipment, net of depreciation	48,566	56,752

Total Assets	$24,475,192	$20,133,128
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,621,848	$1,725,237
Accounts payable to parent company	17,944,305	13,372,367
Advances from parent company	604,627	604,627
Deferred taxes	-	123,590

Total Current Liabilities	20,170,780	15,825,821

Stockholders' Equity:
Capital stock	2,023,382	2,023,382
Additional paid in capital	27,704,592	27,704,592
Accumulated other comprehensive income (loss)	796,989	(408,005)
Accumulated deficit	(26,220,551)	(25,012,662)

Total Stockholders' Equity	4,304,412	4,307,307

Total Liabilities and Stockholders' Equity	$24,475,192	$20,133,128

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	2007	2006

Sales	$11,523,333	$7,659,484
Cost of products sold	10,515,217	7,469,488

Gross profit	1,008,116	189,996

Commission income	227,144	309,896

Expenses:
Selling and delivery	529,264	345,949
Salaries and wages	489,765	479,979
General and administrative	481,019	333,364
Financial	22,976	62,851
Gain on foreign exchange	(31,736)	(97,140)
Depreciation	3,053	4,884
	1,494,341	1,129,887

Net loss before income taxes	(259,081)	(629,995)

Income taxes (recovered)	13,293	(136,141)
Deferred income taxes	-	(69,205)

Net loss	$(272,374)	$(424,649)

Net loss per weighted number of common shares outstanding:
Basic and diluted	$(0.01)	$(0.02)
Weighted average number of common shares outstanding:
Basic and diluted	40,467,636	29,104,000

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	2007	2006

Sales	$30,569,029	$45,027,467
Cost of products sold	28,453,933	42,564,515

Gross profit	2,115,096	2,462,952

Commission income	630,694	1,336,465

Expenses:
Selling and delivery	1,489,472	1,066,175
Salaries and wages	1,428,348	1,183,574
General and administrative	962,684	1,008,582
Financial	61,466	194,252
Loss on foreign exchange	6,443	64,868
Depreciation	10,484	14,652
	3,958,897	3,532,103

Net (loss) income before income taxes	(1,213,107)	267,314

Income taxes	126,692	66,663
Deferred income taxes	(131,906)	(67,539)

Net (loss) income	$(1,207,893)	$268,190

Net (loss) earnings per weighted number of common shares outstanding:
Basic and diluted	$(0.03)	$0.01
Weighted average number of common shares outstanding:
Basic and diluted	40,467,636	29,104,000

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	2007	2006
Cash Flows from Operating Activities:
Net (loss) income	$(1,207,893)	$268,190
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	10,484	14,652
Deferred taxes	(131,906)	(67,539)
	(1,329,315)	215,303
Increase (decrease) in:
Accounts receivable	1,339,866	45,116
Inventories	(4,161,854)	(4,537,490)
Prepaid expenses and deposits	(38,362)	(38,440)
Accounts payable and accrued liabilities	(103,386)	1,700,087
Taxes payable	17,675	(425,642)
Accounts payable to parent company	4,571,938	4,359,450
Net cash provided by operating activities	296,562	1,318,384

Cash Flows from Financing Activities:
Advances from parent company	-	54,445

Cash Flows from Investing Activities:
Acquisition of equipment	(2,298)	(4,238)

Effect of foreign currency translation	1,204,994	(9,099)

Net increase in cash	1,499,258	1,359,492

Cash - beginning of period	1,112,228	548,506

Cash - end of period	$2,611,486	$1,907,998

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations

Cosmo Communications Corporation and subsidiaries (the "Company" or "Cosmo") market and distribute consumer electronic products. The Company has operations in Hong Kong, United States of America and Canada.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2007.

Principles of Consolidation

The Company includes, in consolidation, its wholly owned subsidiaries, Cosmo Communications Canada Inc. Cosmo Communication USA Corp. and Cosmo Communications (H.K.) Limited. All significant intercompany transactions and balances have been eliminated upon consolidation.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2007. The Company believes the implementation of FIN 48 will not have a significant effect on  its financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (R) Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

Subsequent event

Our subsidiary company, Cosmo Communications Canada Inc. (“CCCI”) was a defendant in a lawsuit concerning a breach of a license agreement. A judgement was received on February 8, 2008 ordering CCCI to pay compensation, interest and penalties in the amount of $201,209, which has been accrued in the financial statements and expensed under general and administrative expenses. We have not set up a payment plan with our licensor at the time of filing this report.

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

Our products are currently sold in stores such as Wal-Mart, Super-Stores, Home Hardware, Bargain Shop, and Best Buy/Future Shop.

Results of Operations for the Three Months Ended December 31, 2007 (“2007”) and For the Three Months Ended December 31, 2006(“2006”)

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the three months ended December 31, 2007 and 2006.

	Three months ended	Three months ended
	December 31, 2007	December 31, 2006
Sales	100%	100%
Cost of products sold	91.3	97.5%

Gross profit	8.7%	2.5%

Commission income	2.0%	4%

Expenses:
Salaries and wages	4.6%	6.3%
General and administrative	4.3%	4.3%
Selling and delivery	4.2%	4.5%
Financial	0.2%	0.9%
Gain on foreign exchange	(0.3%)	(1.3%)
Depreciation	-	-
Net loss before income taxes	(2.3%)	(8.2%)
Income taxes	0.1	(1.8%)
Deferred income taxes	-	(0.9%)
Net loss	(2.2%)	(5.5%)

The following is a discussion and analysis of our results of operations for the above periods:

Net Sales:

Sales in 2007 increased by $3.9 million or 50% compared to the corresponding period in 2006. The increase in sales was mainly from the sale of Disney brand name of youth electronics during the holiday season. Disney electronics now comprised 28% of our net sales in this quarter since we launched this product line in April 2007.

Cost of Sales and Gross Margin:

Gross margin was 8.7% in 2007 as compared to 2.5% for the same period in 2006. The increase reflects a change in product mix and the switch from direct import sales to domestic sales. Generally, the Disney electronics product line has a higher gross profit margin than the DVD and television product lines. Our domestic sales increased in the current quarter which factored in the sales price components such as freight and warehousing handling.

Commission Income:

Commission income decreased by $82,753 or 27% in 2007 compared to the same period in 2006. The weaker commissions reflect the loss in the DVD and television market in Canada and loss in revenue in the reverse logistic handling operation. Since we do not have any minimum fee contracts with our customers, how much defective returns we handle will always fluctuate outside our control.

Selling, General and Administrative Expenses:

Salaries and wages increased by 2% in 2007 compared with the same period in 2006. Our general and administrative expense in 2007 increased by 44% compared with the same period in 2006. While we have reduced our expenses in traveling, office and professional fees in 2007, we lost a lawsuit related to a violation of a contract agreement and we are required to pay compensation, penalty and interest in the total of $201,409.

Selling and delivery expenses increased by 53% during 2007 compared with in the same period in 2006. We incurred higher delivery expenses due to a higher percentage of domestic sales.

Interest Expenses:

Interest and financing charges decreased by 60% in 2007 compared with the same period in 2006. In March 2007, we converted a related party loan in exchange for common shares. In addition, expenses for handling and collecting the bills of sales related to direct import sales were reduced substantially due to the reduction in our import sale activities.

Net Earnings

The net loss in this quarter was $272,374 compared with a net loss of $424,649 in the corresponding period in 2006. The smaller loss was attributed by an increase in the gross margin in 2007.

Management does not expect the loss trend will reverse in the next quarter. We will continue to search for new product lines which we can compete profitability in the market place and as well search for ways to decrease our overhead costs.

Liquidity and Capital Resources

During 2007, net cash provided by operating activities was $296,562. Working capital was financed by our vendors, mostly our parent company for goods supplied on open credit. We have also collected a portion of our trade receivables. At December 31, 2007, the ratio of current assets to current liabilities was 1.21 to 1, compared with 1.2 to 1 at December 31, 2006. Our ratio of current assets to current liabilities is consistent with the prior period and reflective of our normal operating activities.

During the next quarter, we plan on financing our operation in the same way we did this quarter. We expect our vendors will continue to support us in financing our inventory.

Seasonal and Quarterly Results

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for electronic audio and video equipment during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 64% and 47% of net sales in fiscal 2007 and 2006, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the second quarter ended December 31, 2007. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

Our subsidiary company in Canada was a defendant in a lawsuit concerning the breach of a license agreement. We received a judgment on February 8, 2008 ordering us to pay compensation, interest and penalties in the amount of $201,209. We have not set up payment plan with our licensor at the time of filing this report.

ITEM 1A. - RISK FACTORS

We have significant working capital needs and if we are unable to obtain additional financing when needed, we may not have sufficient cash flow to continue operations.

We have no credit facilities with outside banks and financial institutions. We will finance our working capital needs from the collection of accounts receivable and sales of existing inventory. As of December 31, 2007, the carrying value of our inventory is approximately $14 million. If these sources do not provide us with adequate financing, we will seek financing from our factories. If we are not able to obtain adequate financing from our factories when needed, it will have a material adverse effect on our cash flow and our ability to continue operations.

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

Sales of consumer electronics in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second fiscal quarter ended September 30 and the third fiscal quarter ended December 31. Sales in our second and third fiscal quarters, combined, historically accounted for approximately 64% and 47% of net sales in fiscal 2007 and 2006, respectively.

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

We rely principally on independent ocean carriers to ship virtually all of the products that we import to our warehouse facility in Toronto, Canada and in Los Angeles, Cailfornia, USA. Retailers that take delivery of our products in China rely on a variety of carriers to import those products. Any disruptions in shipping, whether in Toronto, Los Angeles or China, caused by labor strikes, other labor disputes, terrorism, and international incidents may prevent or delay our customers' receipt of inventory. If our customers do not receive their inventory on a timely basis, they may cancel their orders or return products to us. Consequently, our revenues and net income would be affected.

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

This significant customer accounts for approximately 83% of Cosmo’s sales in the current quarter. Cosmo anticipates that this customer will continue to account for a significant portion of Cosmo’s sales for the foreseeable future, but is not obligated to any long-term purchases. They have considerable discretion to reduce, change or terminate purchases of Cosmo’s products. Cosmo cannot be certain that it will retain this customer or maintain a favorable relationship.

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

COSMO COMMUNICATIONS CORPORATION

By:	/s/ Peter Horak
Name: Peter Horak Title: Chief Executive Officer

Date: February 20 2008

By:	/s/ Carol Atkinson
Name: Carol Atkinson Title: Chief Financial Officer and Principal Accounting Officer

Date: February 20 2008