Form 10-K
period 2008-03-31
COSMO COMMUNICATIONS CORP
filed 2008-06-30
CIK 718096

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2008

Commission File Number 119698

COSMO COMMUNICATIONS
CORPORATON
(Exact name of Registrant as Specified in Its Charter)

FLORIDA (State or Other Jurisdiction of Incorporation or Organization)	59-2268025 (IRS Employer Identification No.)

Unit 2 – 55 Travail Road
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
Yes ☐          No ☑

The aggregate market value of the Registrant's voting stock held by non-affiliates was undetermined as there have been no quotes on the bid and ask price of the registrant’s common stock. There were 40,467,636 shares of Common Stock issued and outstanding as of June 30, 2008.

COSMO COMMUNICATIONS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2008

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

PART I
Item 1. Business

Overview

Cosmo Communications Corporation (the “Company”, “Cosmo” “we,” “us” or “our”) was incorporated in the state of Florida in 1983.

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

During our early years of operations, the products we sold were principally that of quartz and digital clocks, and radio cassette players. In the 90’s, we began marketing Compact Disc (“CD”) equipment, cordless telephones and small screen televisions.

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

Since 2001, we closed our operation in United States and focused our business in Canada. We re-entered the USA market when Starlight became a licensee of Disney electronics products in September 2006. In fiscal 2007, we hired two sales executives and began selling in the United States in the second quarter of fiscal 2007. We are able to distribute Disney licensed electronics through Starlight. Our principal executive office is located in Ontario, Canada with two sales offices located in California and Kansas, USA.

Since 2001, our common stock shares have not traded on the OTC Bulletin Board. As used herein, the “Company”, "Cosmo," "we," us" and similar terms include Cosmo Communications Corporation, and its subsidiaries, Cosmo Communications Corporation Canada Inc., Cosmo Communications Corporation (HK) Limited and Cosmo Communication USA Corp. unless the context indicates otherwise.

Product Lines

We market and distribute an assortment of video products including DVD/TV combination units in both CRT’s and LCD’s with retails ranging from $99 – $299. In addition to the TV line up we also market a variety of DVD players both portable with TFT screens and stand alone players, retail pricing ranging from $25-$99.

We market and distribute a variety of MP3 players. This year we introduced to our product line a series of MP4 players which include both photo and video playback. Over the course of the year we have seen the elimination of both the 256MB & 512MB memory MP3 players and have sold all players with a memory size of 1GB – 4GB capacity. Retail prices have ranged from $30 - $89.

Cosmo’s Brands

Cosmo marketing and product development efforts are designed to enhance its brand images and generate increased loyalty among its consumers in each market segment and among the retailers who sell Cosmo products. Cosmo markets its products under the following primary brands:

•
Cosmo. Initially, we established Cosmo brand name for clocks and digital alarm clocks. We will keep this brand name for this product category to capitalize on brand recognition. This category represents 7% of our total sales.

•
Audiologic. The Audiologic brand offers a range of radios, CD players, telephones, clock radios, portable boom boxes and multiple CD music systems. These items represent 8.3% of total sales during the year.

•
Digital Lab: This Cosmo introduced Digital Lab an upgraded line up from the audio category including clock radio’s, MP3 players and audio products with Ipod connectivity. Digital Lab accounted for 13.7% of total sales during the year.

•
Diamond Brand. Cosmo introduced Diamond Vision and Diamond Sound as a new brand at the end of the 2005 fiscal year with DVD players. We have since added to this line Televisions, portable DVD players and MP3 Players. These items represent 15.3% of the total sales of the group.

•
Disney. This is a licensed brand name of Disney Enterprises, Inc. The licensed electronics products include television, DVD players, CD players, and radio alarm clocks. These items represent 36% of the total sales of the group.

Strategy for Cosmo’s Brands

Cosmo’s goal is to develop, distribute, market and sell consumer electronic audio and video equipment, accessories and clocks of well recognized and respected brands to customers around the world. Cosmo’s strategy is intended to enhance and reinforce Cosmo’s global brand images among consumers and retailers. Key elements of Cosmo’s strategy are to:

•	Continue to introduce new and technologically innovative products that embody distinctive Cosmo qualities; style and new features;

•	Expand the current product lines by introducing LCD and Plasma TV’s, MP4 player and IPOD docking unit;

•	Expand Cosmo’s distribution with new and existing customers;

•	Continue the penetration into the US market and expand focus in the Disney brand products

Cosmo Products

Percent of Sales by Product Class

Cosmo sales since 2005 were divided among Cosmo’s principal product classes as shown in the following table:

	Years Ended March 31,
	2008		2007		2006		2005

Product Class:		%		%		%		%
MP3 Players	7		12		7		-
Other Audio (1)	36		27		29		55
Video (2)	48		59		62		40
Clocks	8		2		2		5
Tools	1		-		-		-
Total	100.0%		100.0%		100%		100%

(1) Includes boom boxes, CD players, IPOD docking system
(2) Includes digital photo frames, DVD players, LCD TV, portable DVD and TV/DVD combo

Financial information about geographic segments may be found at Note 12 of the Notes to Consolidated Financial Statements of this Form 10-K.

New Products

Cosmo introduces new products and enhances its existing products on a regular basis. During fiscal 2007, we began distributing Disney licensed electronics products. In fiscal 2008, we marketed and distributed over six Disney characters. Our Canada sales force also introduced the Hyundai brand of home improvement products including small garden tools such as cordless weed cutters and edge trimmers in fiscal 2008. In fiscal 2009, we expect to distribute a limited edition of karaoke products using the popular Disney characters Hannah Montana and Princess. Our product development team will launch a new youth line of electronics that incorporates a series of products with environmental theme in fiscal 2009.

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

Our products are sold in United States, Canada and to selective customers in United Kingdom, Mexico, Argentina and Brazil, primarily through mass merchandisers, department stores, electronic stores, chains, and specialty stores. Our products are currently sold in such stores as Wal-Mart (USA and Canada), Super-Stores, Home Hardware, Bargain Shop, Toys “R” Us (Canada) and Army and Air Force Exchange Service (“AAFES”).

In fiscal 2008, approximately 52% of our sales were to the customers within Canada, 47% of sales were to the customers in USA. Sales made to Mexico made up approximately 1% of our sales revenue. Sales are handled by our in-house sales team and our independent sales representatives. Our independent sales representatives are paid a commission based upon sales in their respective territories. The sales representative agreements are generally one year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days' notice. During the fiscal year March 31, 2008, we worked with two independent sales representatives in Canada and one in USA.

Sales

As a percentage of total revenues, our net sales in the aggregate to our five largest customers during the fiscal years ended March 31, 2008, and 2007 were approximately 82% and 98% respectively.

Although we have long-established relationships with all of our customers, we do not have contractual arrangements with any of them. A decrease in business from any of our major customers could have a material adverse effect on our results of operations and financial condition.

Geographic Distribution of Sales

Cosmo’s sales to external customers by geographic region were as follows:

	Years Ended March 31,
Region	2004	2005	2006	2007	2008	2008
						%
	(In thousands)
USA	-	-	-	13,350	16,568	48%
Canada	$30,934	$34,179	$49,743	42,384	17,891	51%
Europe	1,225	1,273	920	113	-	-%
Others	-	-	348	440	362	1%

Total sales	$32,159	$35,452	$51,011	$56,287	34,821	100.0%

Returns

Returns of electronic products by our customers are generally not permitted except in approved situations involving quality defects, damaged goods, or goods shipped in error. Our policy is to give credit to our customers for their returns. Our total returns represented 3% and 5% of our net sales in fiscal 2008 and 2007, respectively.

We have an ongoing arrangement with Starlight to refurbish our defective products, which are manufactured by Starlight’s factory. We do not have return privileges with the other five factories we work with. We have a workshop within our warehouse facility to refurbish minor defective products. Refurbished products are packaged to be resold in the secondary markets by secondary market dealers. We expect to recover at least 35% of the costs from the refurbishment.

Distribution

We distribute our products to retailers and wholesale distributors through two methods: shipment of products from inventory held at our warehouse facility in Canada and USA (domestic sales), and shipments directly through our Hong Kong subsidiary (direct sales). Domestic sales are made to customers located throughout USA and Canada from inventories maintained at our warehouse facilities. In the fiscal year ended March 31, 2008, approximately 76% of our sales were sales from our domestic warehouses ("Domestic Sales") and 24% were sales shipped directly from China ("Direct Sales").

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

Manufacturing and Production

Our products are manufactured and assembled by third parties pursuant to design specifications provided by us. Currently, substantially all of our video and CD products are manufactured by Starlight’s factory located in Guangdong Province in the People’s Republic of China (PRC). We also have ongoing relationships with five factories, located in the southern provinces of the PRC. For fiscal 2009, we anticipate that majority of our products will be produced by Starlight’s factory. We believe that the manufacturing capacity of our factories is adequate to meet the demands for our products in fiscal year 2009. However, if Starlight’s primary factory in China was prevented from manufacturing and delivering our products, our operation would be severely disrupted (see Item 1A – Risk Factors). Our products are manufactured using molds and certain other tooling owned by Starlight and our other factories. Our products contain electronic components manufactured by other companies such as Sanyo, Toshiba, Hitachi and National Semiconductor. Our manufacturers purchase and install these electronic components in our products under our specifications.

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

All of the electronic equipment sold by us is warranted to the end user against manufacturing defects for a period of ninety (90) days for labor and parts. During the fiscal years ended March 31, 2008 and 2007, warranty claims have not been material to our results of operations.

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

Seasonality and Seasonal Financing

Our business is highly seasonal, with consumers making a large percentage of purchases of our products around the traditional holiday season in our second and third quarter. These seasonal purchasing patterns and requisite production lead times cause risk to our business associated with the underproduction or overproduction of products that do not match consumer demand. Retailers also attempt to manage their inventories more tightly, requiring that we ship products closer to the time that retailers expect to sell the products to consumers. These factors increase the risk that we may not be able to meet demand for certain products at peak demand times, or that our own inventory levels may be adversely impacted by the need to pre-build products before orders are placed. As of March 31, 2008, we had inventory of $11 million (net of reserves totaling $554,224) compared to inventory of $9.6 million as of March 31, 2007 (net of reserves totaling $381,000). We carried higher inventory levels in the current fiscal year because we had increased domestic sales activities (76%) compared with 34% in the prior year.

Our financing of seasonal working capital during fiscal 2008 was from selling of the inventory carried over from prior year. We rely on credit terms from our manufacturers to finance the purchase of new inventory. We also have an understanding from Starlight to provide short term working funds to purchase inventory should we require them.

For fiscal 2009, we plan on financing our inventory purchases with short term working funds provided by Starlight.

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

Backlog

We ship our products in accordance with delivery schedules specified by our customers, which usually request delivery within three months of the date of the order. In the consumer electronics industry, orders are subject to cancellation or change at any time prior to shipment. In recent years, a trend toward just-in-time inventory practices in the consumer electronics industry has resulted in fewer advance orders and therefore less backlog of orders for us. We believe that backlog orders at any given time may not accurately indicate future sales. As of March 31, 2008 we had no backlog of orders and none in the same period in fiscal 2007. Backlog orders do not take into account of any sales ordered by customers directly from our domestic inventory with order turnaround time of one to two weeks. We normally have to keep the minimum inventory in our domestic warehouses for this type of sales.

Employees

As of March 31, 2008, we employed 36 people, all of whom are full-time employees, including four executive officers. Three of our employees are located at our subsidiary in Hong Kong and three in the United States. The remaining employees are based in Canada, 18 engaged in warehousing and technical support, and 12 in accounting, marketing, sales and administrative functions. We have never had a work stoppage and none of our employees are unionized. We believe we have good employee relations.

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

As of March 31, 2008, our cash on hand is limited. We will finance our working capital needs from the collection of accounts receivable, and sales of existing inventory. See "Liquidity and Capital Resources" beginning on page 22. As of March 31, 2008, our inventory was valued at approximately $11 million. If these sources do not provide us with adequate financing, we will be seeking financing from our factories. If we are not able to obtain adequate financing from our factories when needed, it will have a material adverse effect on our cash flow and our ability to continue operations.

A small number of our customers account for a substantial portion of our revenues, and the loss of one or more of these key customers could significantly reduce our revenues and cash flow.

As a percentage of total revenues, our net sales to our five largest customers during the fiscal period ended March 31, 2008 and 2007 were approximately 86% and 98% respectively. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from our largest customers would decrease our revenues and cash flow significantly.

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

Because there is intense competition in the consumer electronic market, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices or they will purchase from our competitor's products. If we do not meet our customer's demands for lower prices, we will not sell as many products. We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or advertising allowances, which effectively reduce our profit. We gave advertising allowances in the amount of $403,000 during fiscal 2008 and $727,000 during fiscal 2007. We have historically offered advertising allowances to our customers because it is standard practice in the retail industry.

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

Over the past year, our gross profit margins have not improved due to price competition. We expect that our gross profit margin might decrease under downward pressure in fiscal 2009 but we are also putting pressure on our manufacturers to lower their production costs. Based on past experience, we expect that we can pass on the price pressure to our manufacturers.

Our business is seasonal and therefore our annual operating results will depend, in large part, on our sales during the relatively brief holiday season.

Sales of consumer electronics in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ended September 30 and the third quarter ended December 31. Sales in our second and third quarter, combined, accounted for approximately 65% and 46% of total sales in fiscal 2008 and 2007 respectively.

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

We are using five factories in the People's Republic of China to manufacture the majority of our products. These factories will be producing all of our products in fiscal 2008. Our arrangements with these factories are subject to the risks of running business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

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

Cosmo’s largest customer accounts for 76%, 93% and 91% of Cosmo’s sales in 2008, 2007 and 2006 respectively. Cosmo anticipates that this customer will continue to account for a significant portion of its sales for the foreseeable future but is not obligated to any long-term purchases. It has considerable discretion to reduce, change or terminate purchases of Cosmo’s products. Cosmo cannot be certain that it will retain this customer or maintain a favorable relationship.

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

Item 3. Legal Proceedings

We are from time to time involved in routine litigation incidental to our business, most of which is adequately covered by insurance and none of which is expected to have a material adverse affect on our business, financial condition or results of operation. Our subsidiary company in Canada has settled a lawsuit concerning a certain agreement violation for a sum of $210,893 in March 2008.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of our 2008 fiscal year.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Since 2001, our common stock shares have not been traded on the OTC Bulletin Board. There were no quotes of high and low during fiscal 2008. We have 396 recorded holders of our common stock on June 30, 2008.

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

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” and Item 8, “Financial Statements and Supplementary Data” Included elsewhere in this Annual Report. The statements of operations data for the years ended March 31, 2008, 2007, 2006, and 2005 and the balance sheet data at March 31, 2008, 2007, and 2006 are derived from our audited financial statements which are included elsewhere in this Annual Report. The statement of operations data for the year ended March 31, 2005 and 2004 and the balance sheet data at March 31, 2005 and 2004 are derived from our audited financial statements which are not included in this Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods. Prior period amounts have been reclassified to conform to the 2008 presentation.

	Years Ended March 31,
	2008	2007	2006	2005 Restated	2004
	(In thousands, except per share data)
Consolidated Statements of Operations:
Net sales	34,821	$56,287	$51,011	$35,452	$32,159
Cost of products sold	32,915	53,034	48,157	32,846	29,476

Gross profit	1,906	3,253	2,854	2,606	2,683
Other income	852	1,566	1,509	1,854	1,283
Operating expenses:
Selling and delivery	1,089	1,677	1,033	1,382	1,616
General and administrative	3,040	2,901	2,684	1,921	1,382
Depreciation and amortization	14	19	23	32	21

Total operating expenses	4,143	4,597	3,740	3,335	3,019

Operating income (loss)	(1,385)	223	623	1,125	947
Interest and other expense	126	238	304	232	257
Taxes – current and deferred	329	(164)	172	697	(29
Net income (loss)	(1,840)	148	147	196	719

Income per common share:
Income from operations
Basic and diluted	(0.05)	0.01	0.01	0.01	0.02
Weighted average shares:
Basic and diluted	40,467	29,602	29,104	29,104	29,104

		As of March 31 (in thousands)
	2008	2007	2006	2005 Restated	2004
Balance Sheet Data:
Cash	512	$1,112	$549	$629	$770
Total assets	15,486	20,133	8,249	7,616	7,642
Total current liabilities	12,287	15,826	5,989	5,772	6,485
Total long-term liabilities	0	0	0	0	0
Stockholders’ equity	3,199	4,307	2,260	1,844	1,157

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Overview

Our primary objectives for fiscal 2008 were to expand our sales and build solid relationships with our major customers. We consider these factors necessary to position us for further growth and to compete in the industry. Our major focus in sales in fiscal 2008 was in expanding the USA market by distributing more Disney electronics products. Our sales in this segment were $17 million. Our overall net sales decreased by 38% in fiscal 2008 due to extremely competitive price bidding in the MP3 players, television and DVD player market. Our gross margin remained steady at approximately 5.5% (2007 - 5.8%). Our gross margin did not deteriorate with sales decline because we made improvement in selling Disney brand products in USA and in Canada, which provide a better margin than the general consumer electronic products.

Our operating expenses (compensation, selling, general and administrative expenses) in fiscal 2008 decreased to approximately $4.1 million from $4.6 million in the prior year. The decrease in operating expenses was mainly in selling and distribution. Freight expenses decreased compared with the previous year because we changed the selling terms from freight prepaid to freight collect with some of our customers.

Fiscal Year Ended March 31, 2008 Compared with Fiscal Year Ended March 31, 2007

Sales

Net sales for the fiscal year ended March 31, 2008 decreased by approximately $21 million compared to revenues of $56 million in the fiscal year ended March 31, 2007. The decrease in sales is primarily due to weakening of consumer spending during the holiday season and strong competition in the low end TV and DVD player market.

We continuously made improvement in selling in the USA market using the Disney brand but sales of consumer electronics of television and DVD products declined in Canada by $16 million. As the United States imposed a deadline of March 2007 to import NTSC TV system into the country, Canada was flooded with NTSC system TV sets which resulted in deterioration in prices. We opted to sell less rather than suffering an erosion of our gross profit margin. In Canada, sales of the MP3 player line declined by $4 million due to severe price competition. Our audio and clock radio lines showed steady sales in the two years in comparison.

In fiscal 2008, 24% of our sales were direct sales, which represented sales made by our subsidiary in Hong Kong, and 76% were domestic sales, which represent sales made from our warehouses in USA and in Canada. In fiscal 2007, 66% of our sales were direct sales, and 34% were domestic sales.

In fiscal 2008, sales in Canada represent 51% of our total sales; sales in USA represent 48% and the remaining 1% was sales to other countries. In fiscal 2007, 75% of our sales were made to Canada, 24% in USA and 1% to Europe and other countries.

Gross Profit

Gross profit for fiscal 2008 was approximately $1.9 million or 5.5% of total revenues compared to $3.2 million or 5.8% of sales for fiscal 2007. Our future expansion is to continue to target a product mix that will improve our gross profit margin. It is uncertain if existing products will suffer further deterioration in gross profit margin as we cannot predict how our competitors will cut prices.

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, inspection, freight out charges and other distribution costs in their cost of sales. We account for the above expenses as operating expenses and classify them under selling, general and administrative expenses.

Commission Income

Our commission and other income which consist of commissions earned on brokering sales and handling return products for Starlight and another manufacturer. Total income was $0.9 million in fiscal 2008 compared with $1.6 million in fiscal 2007. Our plan is to increase income earned on brokering sales. We are less certain with income earned on handling returns since we cannot forecast how many pieces of returns we will process for our customers, therefore we have no control over the revenue we earn from the reverse logistic operation.

Operating Expenses

Operating expenses for the fiscal year ended March 31, 2008 decreased to $4.1 million from $4.6 million in fiscal 2007. The decrease in operating expenses consists of a decrease in variable expenses and fixed expenses. The variable expenses (advertising, commission, freight and royalty expenses) decreased proportionally as revenues decreased. The fixed expense increase of $0.2 million was primarily due to higher cost of operation in general.

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

For the fiscal year ended March 31, 2008, we recovered income tax expense in the amount of $254,247. In the current and prior year a tax audit on the Canadian subsidiary was conducted on years 2004 and 2005 and additional taxes were reassessed. Taxes related to these audits amounted to $714,638 in 2008. Tax recovery was a result of an adjustment for the 2006 fiscal year related to foreign exchange gains in our Canadian subsidiary and to carryback of losses in the current year to the 2005 year. The Company does not anticipate future changes in rates and as such does not anticipate such variances in its current or deferred taxes in subsequent years.

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

Our gross profit may not be comparable to those of other entities, since some entities include the costs of warehousing, inspection, freight charges out and other distribution costs in their cost of sales. We account for the above expenses as operating expenses and classify them under selling, general and administrative expenses.

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

Operating Expenses

Operating expenses for the fiscal year ended March 31, 2007 increased to $4.6 million from $3.7 million in fiscal 2006. The increase in operating expenses consists of an increase in variable expenses and fixed expenses. The variable expenses (advertising, commission, freight and royalty expenses) increased proportionally as revenues increased. The fixed expense increase of $0.5 million was primarily due to the following factors:

●   consultancy fees to provide marketing research and opening new accounts in the USA
●   insurance costs in our business package; and
●   storage costs due to a higher percentage of domestic sales than direct sales

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

Liquidity and Capital Resources

On March 31, 2008, we had cash on hand of $512,172 compared to cash on hand of $1,112,228 on March 31, 2007. The decrease of cash on hand was primarily due to cash used in operating activities, rather than provided by operating activities.

Cash flows used in operating activities were $1,416,734 for the year ended March 31, 2008. We carried a lower receivable balance in 2008 due to exceptionally higher sales activity in the first quarter of calendar 2007 when the USA imposed a deadline to import TV built for the NTSC system. The majority of our receivables are due from large chain discount stores and we expect our receivable turnover will be steady throughout the year.

We increased our inventory level at fiscal 2008 year end by approximately $1.5 million because of sales during the holiday season had been less than expected. Receivables and inventory were financed by trade payables due to our parent company.

Cash used in investing activities for the year ended March 31, 2008 was $2,298. Cash used in investing activities was for the purchase of office equipment in Canada.

There have been no cash flows from financing activities for the fiscal year ended March 31, 2008.

As of March 31, 2008, our working capital was $3.1 million. Our current liabilities of $12 million include:

•	amount due to Starlight resulting from normal course of the business for $10.7 million;
•	current liabilities resulting from normal course of the business with other factories for $0.6 million;
•	advance from Starlight for $0.6 million

As of June 2008, our cash on hand is sufficient to cover approximately two months of operation. We expect our factories will continue to provide credits to us and that Starlight will provide financing to us if we require additional short term working capital.

Off Balance Sheet Arrangements

Cosmo does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (VIE’s), which would be established for the purpose of facilitating off-balance sheet arrangements. As of March 31, 2008, Cosmo did not have any unconsolidated VIE’s.

Contractual Obligations as of March 31, 2008

Cosmo had contractual obligations at March 31, 2008 as follows:

	Payments Due by Period
		Less Than				More Than
Contractual Obligations	Total	1 Year	1-3 Years		3-5 Years	5 Years

Interest payable to related party	$604,627	$604,627		$—	—	—
Operating leases	$172,268	$172,268	$		$—	—

Working Capital Requirements for the Short and Long Term

During the next twelve month period, we plan on financing our working capital needs from:

•	The collection of accounts receivable;
•	Sales of existing inventory; and
•	The Continued support of factories in China that finance our purchases of goods for fiscal 2009.

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

During fiscal 2009, we will continue to control our operating costs. We expect domestic sales will continue to expand which will put pressure on our working capital to finance inventory and accounts receivable.

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

Exchange Rates

For direct sales, we sell our products in U.S. dollars and pay for all of our manufacturing costs in either U.S. or Hong Kong dollars. Operating expenses of the Hong Kong office are paid in Hong Kong dollars. The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at approximately HK $7.80 to U.S. $1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. Operating expenses of our Canada office is paid in Canadian dollar, and domestic sales are received in Canadian dollars. The exchange rate between the Canadian dollar and US dollar can represent an exchange risk to us. Therefore any adverse fluctuation in this exchange rate may have a material effect on our business, financial condition or results of operation. The overall percentage of domestic sales in Canadian dollar is relatively small at approximately 29% of total sales. We have not taken any steps to hedge the exchange risk. In the event that domestic sales will increase to a higher level, we are considering entering into hedging transactions to insure currency risk is minimized.

Seasonal and Quarterly Results

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for electronic audio and video equipment during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 65% and 46% of net sales in fiscal 2008, and 2007, respectively.

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

While we believe that if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of March 31, 2008, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

Interest Rate Risk

As of March 31, 2008, we have borrowed from Starlight and discounted our trade bills to obtain cash advance on our direct sales. An increase in prime rate will increase our costs of borrowing accordingly.

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

We have audited the accompanying consolidated balance sheets of Cosmo Communications Corporation and Subsidiaries as of 31 March 2008 and 2007 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended 31 March 2008, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, such consolidated financial statements present fairly, in all material respects, the financial position of Cosmo Communications Corporation and Subsidiaries as of 31 March 2008 and 2007 and the results of its operations and cash flows for the years ended 31 March 2008, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ DNTW Chartered Accountants, LLP

Licensed Public Accountants
Markham, Ontario, Canada

6 June 2008

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS AT 31 MARCH

(Expressed in United States Dollars)

	Note	2008	2007
ASSETS
Current Assets
Cash		$512,172	$1,112,228
Accounts receivable, less allowance of $25,927 and $6,520 at 31 March 2008 and 2007, respectively	3	3,842,366	8,917,837
Inventories		11,029,996	9,515,488
Prepaid expenses and other		48,227	16, 496
Taxes recoverable		-	514,327
Total Current Assets		15,432,761	20,076,376
Equipment and Other Assets
Equipment, net	4	44,847	56,752
Deferred taxes	5	8,317	-
Total Equipment and Other Assets		53,164	56,752
Total Assets		$15,485,925	$20,133,128
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities		$630,563	$1,725,237
Accounts payable to parent company	6	10,739,893	13,372,367
Taxes payable	5	311,767	-
Interest payable to parent company	6	604,627	604,627
Deferred taxes	5	-	123,590
Total Liabilities		12,286,850	15,825,821

Commitments	7

Stockholders' Equity
Capital stock	8	2,023,382	2,023,382
Additional paid-in capital		27,704,592	27,704,592
Accumulated other comprehensive income (loss)		323,676	(408,005)
Accumulated deficit		(26,852,575)	(25,012,662)
Total Stockholders' Equity		3,199,075	4,307,307
Total Liabilities and Stockholders' Equity		$15,485,925	$20,133,128

The accompanying notes are an integral part of these consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED 31 MARCH

(Expressed in United States Dollars)

	2008	2007	2006
SALES	$34,820,750	$56,287,515	$51,010,554
COST OF PRODUCTS SOLD	32,915,382	53,034,341	48,156,516
GROSS PROFIT	1,905,368	3,253,174	2,854,038
COMMISSION INCOME	852,238	1,566,157	1,508,990
OPERATING EXPENSES
Salaries and wages	1,822,066	1,748,757	1,669,275
General and administrative	1,217,493	1,151,962	1,014,849
Selling and delivery	1,088,947	1,677,460	1,033,210
Amortization	14,202	18,622	23,183
TOTAL OPERATING EXPENSES	4,142,708	4,596,801	3,740,517
(LOSS) INCOME FROM OPERATIONS	(1,385,102)	222,530	622,511
Financial	104,916	345,838	266,644
Loss (gain) on foreign exchange	21,413	(107,817)	36,696
(LOSS) INCOME BEFORE TAXES	(1,511,431)	(15,491)	319,171
INCOME TAXES (RECOVERY)	(254,247)	(310,442)	296,013
DEFERRED INCOME TAXES	(131,906)	(42,746)	(151,738)
REASSESSMENT OF PRIOR YEARS INCOME TAXES	714,638	189,610	27,918
NET (LOSS) INCOME	$(1,839,916)	$148,087	$146,978
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	731,681	(101,130)	269,150
COMPREHENSIVE (LOSS) INCOME	$(1,108,235)	$46,957	$416,128
(LOSS) INCOME PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.05)	$0.01	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	40,467,636	29,602,132	29,104,000

The accompanying notes are an integral part of these consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED 31 MARCH 2008, 2007 AND 2006

(Expressed in United States Dollars)

	Shares	Capital Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance, 31 March 2005 Restated	29,104,000	1,455,200	26,272,774	(576,025)	(25,307,727)	1,844,222
Foreign currency translation	-	-	-	269,150	-	269,150
Net gain for the period restated	-	-	-	-	146,978	146,978
Balance, 31 March 2006	29,104,000	1,455,200	26,272,774	(306,875)	(25,160,749)	2,260,350
Common stock issued for debt	11,363,636	568,182	1,431,818	-	-	2,000,000
Foreign currency translation	-	$-	$-	$(101,130)	$-	$(101,130)
Net gain for the period	-	-	-	-	148,087	148,087
Balance, 31 March 2007	40,467,636	2,023,382	27,704,592	(408,005)	(25,012,662)	4,307,307
Foreign currency translation	-	-	-	731,681	-	731,681
Net ( loss) for the period	-	-	-	-	(1,839,916)	(1,839,916)
Balance, 31 March 2008	40,467,636	$2,023,382	$27,704,592	$323,676	$(26,852,575)	$3,199,075

The accompanying notes are an integral part of these consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED 31 MARCH

(Expressed in United States Dollars)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,839,916)	$148,087	$146,978
Adjustment to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation	14,202	18,622	23,183
Deferred income taxes	(131,906)	(42,746)	(151,738)
Common stock issued for debt	-	2,000,000	-
	(1,957,620)	2,123,963	18,423
Changes in operating assets and liabilities:
Accounts receivable	5,075,471	(5,795,642)	(1,399,688)
Inventories	(1,514,507)	(5,379,148)	929,490
Prepaid expenses and other	(31,731)	355,525	(369,457)
Accounts payable and accrued liabilities	(1,094,672)	713,737	104,829
Taxes payable	826,095	(791,072)	123,821
Accounts payable to parent company	(2,632,474)	10,554,223	152,176
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,329,438)	1,781,586	(440,406)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(2,299)	(5,254)	(7,604)
CASH FLOWS USED IN INVESTING ACTIVITIES	(2,299)	(5,254)	(7,604)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances to (from) related parties	-	(1,111,480)	98,805
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	(1,111,480)	98,805
EFFECT OF FOREIGN CURRENCY TRANSLATION	731,681	(101,130)	269,150
NET INCREASE (DECREASE) IN CASH	(600,056)	563,722	(80,055)
CASH, BEGINNING OF YEAR	1,112,228	548,506	628,561
CASH, END OF YEAR	$512,172	$1,112,228	$548,506

The accompanying notes are an integral part of these consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED 31 MARCH 2008 AND 2007

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

Principles of Consolidation

The Company includes, in consolidation, its wholly owned subsidiaries, Cosmo Communications Canada Inc., Cosmo Communications (H.K.) Limited and Cosmo Communication USA Corp. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

Cost of Products Sold

Included in cost of sales are cost of purchases (FOB cost) and cost associated with the import of the products. Import cost components are customs entry fees levied by the country of import and the freight and handling cost to unload containers.

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

Consolidated Statements of Income Classifications

The Company calculates its gross profit as the difference between its revenue and the associated cost of products sold. Cost of products sold includes direct product costs, inbound freight, excise taxes, casualty insurance, import duties and broker fees, vendor allowances, and increases or decreases to the Company’s FIFO reserve. The Company’s gross profit may not be comparable to other entities whose shipping and handling expenses are a component of cost of sales. Instead the Company includes these costs in selling and delivery expenses which amounted to $606,396 (2007 - $912,829).

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

Inventories

Inventories are valued at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Inventory is comprised of finished products that the Company intends to sell to its customers. The Company periodically makes judgments and estimates regarding the future utility and carrying value of its inventory. The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value. The Company has inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the year ended 31 March 2008, the Company increased its inventory reserve to $554,224.

Trade receivables

Trade and other receivables are recognized initially at fair value and subsequently measured at amortized cost using the effective interest method, less provision for impairment. A provision for impairment of trade and other receivables is established when there is objective evidence that we will not be able to collect all amounts due according to the original terms of receivables. The amount of the provision is the difference between the asset’s carrying amount and the present value of estimated future cash flows, discounted at the effective interest rate. The amount of the provision is recognized in the statement of income.

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

Foreign Translation Adjustment

The accounts of the foreign subsidiaries were translated into U.S. dollars in accordance with the provisions of SFAS No. 52, Foreign Currency Translation. Management has determined that the Hong Kong dollar is the functional currency of the Hong Kong subsidiary, the US dollar is the functional currency of the US subsidiary and the Canadian dollar is the functional currency of the Canadian subsidiary. Certain current assets and liabilities of these foreign entities are denominated in U.S. dollars. In accordance with the provisions of SFAS 52, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant periods. Adjustments resulting from the translation of the financial statements from their functional currencies to United States dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income for the relevant periods.

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

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At 31 March 2008 and 2007, the carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities, and loans payable approximate their fair values due to the short-term maturities of these instruments.

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

There were no dilutive financial instruments for the years ended 31 March 2008 and 2007.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position, and measure the amount of benefit to be recognized in the financial statements for a tax position that meets the more- likely-than-not recognition threshold. FIN 48 is effective for fiscal years beginning after 15 December 2006. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2006, the FASB issued FASB Staff Position Emerging Issues Task Force ("FSP EITF") 00-19-2, Accounting for Registration Payment Arrangements which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after 15 December 2006 and interim periods within those fiscal years. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (R) Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after 15 December 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after 15 December 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

In January 2008, the FASB issued Statement No. 133 Implementation Issue No. E23, Hedging — General: Issues Involving the Application of the Shortcut Method under Paragraph 68 (Issue No. E23). Issue No. E23 provides guidance on certain practice issues related to the application of the shortcut method by amending paragraph 68 of FASB Statement No. 133 with respect to the conditions that must be met in order to apply the shortcut method for assessing hedge effectiveness of interest rate swaps. The provisions of Issue No. E23 became effective for us for our hedging arrangements designated on or after January 1, 2008. Additionally, pre-existing hedging arrangements must be assessed on January 1, 2008 to determine whether the provisions of Issue No. E23 were met as of the inception of the hedging arrangement. We have evaluated the effects of the adoption of Issue No. E23 and have determined it to have no material impact on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. FASB Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. FASB Statement No. 161 permits, but does not require, comparative disclosures for earlier periods at initial adoption. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 161 on our consolidated financial position, results of operations, cash flows or disclosures related to derivative instruments and hedging activities.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. FASB Statement No. 162 defines the order in which accounting principles that are generally accepted should be followed. FASB Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 162 on our consolidated financial position, results of operations and cash flows.

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

The following is the activity within the Company’s consolidated valuation and qualifying accounts and reserves for fiscal 2008 and 2007:

	Balance at Beginning of Year	Additions(Reductions) Charged to Costs and Expenses	Deductions	Balance at End of Year
Year ended 31 March 2008
Deducted from asset account:
Allowance for doubtful accounts	$6,520	$30,323	$10,916	$25,927
Sales return and allowance reserve	381,270	1,359,375	1,602,207	138,438
Total	$387,790	$1,389,698	$1,613,123	$164,365
Year ended 31 March 2007
Deducted from asset account:
Allowance for doubtful accounts	$14,040	$(18,387)	$(10,867)	$6,520
Sales return and allowance reserve	245,770	2,992,413	2,856,913	381,270
Total	$259,810	$2,974,026	$2,846,046	$387,790

4.	EQUIPMENT

The components of equipment are as follows:

	Cost	Accumulated Depreciation	Net 2008	Net 2007

Furniture and fixtures	$42,462	$(39,315)	$3,147	$4,261
Equipment	31,858	(29,014)	2,844	3,020
Computer	53,295	(38,062)	15,233	18,529
Warehouse equipment	68,308	(44,685)	23,623	30,942
	$193,625	$(136,873)	$44,847	$56,752

5.	INCOME TAXES

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

The provision for income taxes reconciles to the amount obtained by applying the statutory income tax rates of 36.12% (2007 - 36.12%) in Canada, 17.5% (2007 - 17.5%) in Hong Kong and 15.5% (2007 - 15.5%) in US to income before provision for taxes as follows:

	2008	2007

Computed expected tax	(278,083)	(53,879)
Expenses not deductible for tax purposes	15,653	13,119
Equipment	3,376	(7,224)
Unrealized foreign exchange gains	-	(10,851)
Tax losses avalaible for carryforward	3,907	-
Prior year adjustments	-	(255,450)
Other	900	3,843
Provision for income taxes	$(254,247)	$(310,442)

The components of deferred income taxes have been determined at the combined Canadian federal and provincial statutory rate of 36.12% as follows:

	2008	2007

Deferred income tax assets (liabilities):
Book over tax depreciation	8,317	5,946
Unrealized foreign exchange transaction gains	-	(129,536)
Deferred income taxes	$8,317	$(123,590)

During the year, Cosmo Communications Canada Inc. settled a corporate tax audit with the Canada Revenue Agency related to allocation of income between Canada and Hong Kong. The adjustments were to taxable income for the fiscal years 31 March 2004 and 2005 and totaled $714,638 in corporate taxes payable. The tax audits are now closed for these years.

6.	AMOUNTS PAYABLE TO PARENT COMPANY

As of 31 March 2008, the Company owed $11,344,520 (2007 - $13,976,994) to The Starlight Group of Companies, the principal corporate shareholder of the Company ("Starlight"). Of this amount $10,739,893 (2007 - $13,372,367) was owed in the form of trade payable and the remainder was in the form of advances and interest on advances. The advances from Starlight were paid for by the issuance of shares in the fiscal year ended 31 March 2007, leaving only the accrued interest as payable. These amounts are payable on demand and Starlight has agreed not to charge further interest on the accrued interest payable. Interest accrued as of 31 March 2008 was $604,627 (2007 - $604,627).

7.	COMMITMENTS

The Company leases premises under an operating lease with a five year term in Canada and shares the facilities for its Hong Kong operation. Minimum lease commitments under the leases at 31 March 2008 were:

2009	$172,268
Thereafter	-
$172,268

8.	CAPITAL STOCK

Authorized
30,000	preferred stock, cumulative, convertible at $0.01 par value
9,970,000	preferred stock, at $0.01 par value
50,000,000	common stock at $0.05 par value, voting, participating

		2008	2007
Issued
40,467,636	Common stock (2006 - 29,104,000)	$2,139,132	$2,139,132
2,314,567	Treasury stock	(115,750)	(115,750)
		$2,023,382	$2,023,382

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

During the year ended 31 March 2008, the Company purchased $27,532,352 (2007 - $46,377,415) of goods from Starlight and received $56,648 (2007 - $29,014) in commissions.

11.	ECONOMIC DEPENDENCE

The Company is economically dependent on its parent company for the supply of inventory products to its customers. A mass-market merchandiser and chain store located in Canada and US is the Company's largest customer, which accounted for approximately 76% of sales in 2008 and 93% in 2007. Economic dependence exists with this identified customer. Loss of the customer may have significant adverse results to the financial position of the Company.

As of 31 March 2008, the accounts receivable from this customer amounted to approximately $1,721,833 (2007 - $7,914,451) and claims payable for inventory returns amounted to approximately $56,771 (2007 - $485,486).

12.	OPERATING SEGMENT INFORMATION

The Company operated in one business segment and all of its sales are consumer electronic products. The Company's customers are principally in Canada and in the USA. Borrowings are principally in the United States.

	Canada	Hong Kong	United States	Total
2008
Assets	6,966,433	783,441	7,978,424	15,728,298
Sales, net	9,882,697	8,369,762	16,568,291	34,820,750
Gross margin	736,784	348,152	820,432	1,905,368
Net income (loss)	(1,660,839)	(153,868)	(25,209)	(1,839,916)

2007
Assets	6,239,283	652,480	13,241,365	20,133,128
Sales, net	5,844,032	37,093,544	13,349,939	56,287,515
Gross margin	329,644	1,868,034	1,055,467	3,253,174
Net income (loss)	32,922	236,209	(121,044)	148,087

13.	SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended 31 March 2008 the Company paid interest of $74,593 (2007 - $356,705) and income taxes of $392,118 were recovered (2006 - $703,117 were paid).

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of March 31, 2008. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s current disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic SEC filings is made known to them in a timely manner.

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

Item 9B.  Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth information concerning the directors, executive officers and significant employees of Cosmo as of June 30, 2007:

Name	Age	Position
Philip Lau	60	Chairman of the Board of Directors and President
Peter Horak	66	Chief Executive Officer and Director
Carol Atkinson	59	Chief Financial Officer
Rick Bond	58	Vice President – sales and marketing – USA operation
Yu Wing King	56	Vice President, Hong Kong operation
Jacky Lau	49	Director
Jeff Horak	50	Vice President – Sales and Marketing - Canada Operations

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

Peter Horak – Chief Executive Officer, Canada

Mr. Peter Horak, President of Cosmo Canada, was appointed as the Chief Executive Officer in January 2001. Mr. Horak was the co-founder of Cosmo's Canadian subsidiary and has been its chief executive officer since 1988. Mr. Horak is the Company's chief sales, marketing, and sourcing executive.

Carol Atkinson – Chief Finance Officer

Ms. Atkinson has served as Chief Finance Officer of the Company since January 2001 after Starlight International Limited acquired its shares. Ms Atkinson is a licensed public accountant.

Rick Bond – Vice President, sales and marketing

Mr. Bond joined the company in January 2007 and is responsible for sales and marketing in the USA operation. Mr. Bond held high level of sales executive positions in the consumer electronics industry prior to joining the Company.

Yu Wing Kin – Vice President, Administration, Hong Kong

Mr. Kin has served as Vice President of Administration of Cosmo Hong Kong since joining the Company in August 1978.

Jacky Lau – Director

Mr. Jacky Lau has served as a director of the Company since January 2001 after Starlight International Limited acquired its shares. He joined Starlight International in 1987 as the Director of Material Sourcing.

Anthony Lau – Director

Mr. Anthony Lau was appointed in September 2006 and has been a director of Starlight International since 1987.

Directors are elected annually by the shareholders and hold office until the next annual meeting and until their respective successors are elected and qualified. There are no other family relationships among any of the Company's directors and executive officers.

Family Relationships

Mr. Philip Lau, Mr. Jacky Lau, Mr. Anthony Lau and Ms Carol Atkinson are siblings. Peter Horak is the brother of Jeff Horak.

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

Compliance with Section 16(A) of the Exchange Act.

To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended March 31, 2008, its officers, directors and 10% shareholders complied with all Section 16(a) filing requirements.

Item 11.  Executive Compensation

Compensation of Directors

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made in the fiscal year ended March 31, 2008.

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

Board Directors generally receive meeting attendance fees of $300. However, each such director waived his/her rights to receive such fees during fiscal 2008. Annual retainers are not currently provided to directors; however, such retainers may be re-instituted in the future.

Executive Compensation

The following table sets forth certain compensation information for the fiscal years ended March 31, 2007, 2006 and 2005 with regard to (i) Peter Horak, our Chief Executive Officer, and to each of the four most highly compensated executive officers of Cosmo for fiscal 2007, 2006 and 2005:

Summary Compensation Table

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Peter Horak CEO and Director	2008 2007 2006	99,324 175.800 138,000		— — —	— — —	— — —	— — —	— — —	11,370 13,600 3.000	110,694 194,.400 141,000

Jeff Horak Vice President - Canada	2008 2007 2006	131,063 175,800 138.000		— — —	— — —	— — —	— — —	— — —	12,671 9,493 22,000	143,734 185,293 160,000

Rick Bond Vice President - USA	2008 2007 2006	100.000 25,000 —	(2)	— — —	— — —	— — —	— — —	— — —	159,250 — —	259,250 25,000 —

Yu Wing King Vice President – Hong Kong	2008 2007 2006	43,524 42,832 47,114		14,318 4,017	— — —	— — —	— — —	— — —	2,418 — —	45,942 63,150 51,131

E. J. Colin National Sales Manager - Canada	2008 2007 2006	67,959 92,300 64,200		— — —	— — —	— — —	— — —	— — —	7,511 5,800 12,600	75,470 98,100 76,800

(1)	Includes automobile expense allowances and other employee benefits
(2)	Salary commenced on January 1, 2007

Employment Agreements

The Company signed no new employment agreements during fiscal 2008 and signed two employment agreements with two executive officers during fiscal 2007.

OPTION GRANTS IN FISCAL 2007 (1)

The following table set forth information concerning each grant of an award made to a named executive officer in the last completed fiscal year under any plan, including awards that subsequently have been transferred.

GRANTS OF PLAN-BASED AWARDS

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Sh) k	Grant Date Fair Value of Stock and Option Awards l
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold ($) (f)	Target ($) (g)	Maximum ($) (h)

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

Long-term Compensation – Stock Option Grants and 401K Plan
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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Philip Lau Chairman and President	—	—

Common Stock	Peter Horak Chief Executive Officer and Director	257,500	*

Common Stock	Carol Atkinson Chief Financial Officer	—	—

Common Stock	Rick Bond Vice President – sales and marketing – USA operation	—	—

Common Stock	Yu Wing King Vice President, Hong Kong operation	—	—

Common Stock	Jacky Lau Director	—	—

Common Stock	Jeff Horak Vice President –Sales and Marketing - Canada Operations	—	—

Common Stock	Starlight International, 5/F, 232 Aberdeen Road Hong Kong	37,948,644	93.8%

Common Stock	All Officers and Directors, as a Group	257,500	*

* Less then one percent.

Equity Compensation Plan Information

The Company does not have any stock option plan or 401K plan as long-term compensation.

Item 13.	Certain Relationships and Related Transactions

During the year ended March 31, 2008, we purchased $27,532,352 (2007 - $46,377,415) of goods from our parent company, Starlight and received $56,648 (2007 - $29,014) in commissions.

Item 14.	Principal Accountant Fees and Services

The following is a summary of the fees billed to the Company by DNTW Chartered Accountants, LLP, Deloitte & Touche LLP and Chan & Watt Company for professional services rendered to our company for the fiscal years ended March 31, 2008 and 2007:

	2008	2007
1. Audit Fees (a)	$37,500	$29,000
2. Audit Related Fees	-	4,498
3. Tax Fees (b)	29,315	59,000
4. Total Fees	66,815	92,498

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

Financial Statement Schedule

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
COSMO COMMUNICATIONS CORPORATION

Description	Balance at Beginning of Year	Additions (Reductions) Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended March 31, 2008
Deducted from asset account:
Allowance for doubtful accounts	$6,520	$30,323	$10,916.	$25,927
Sales return and allowance reserve	381,270	1,359,375	1,602,207	138,438

Total	$387,790,	$1,389,698.	$1,613,123	$164,365.

Year ended March 31, 2007
Deducted from asset account:
Allowance for doubtful accounts	$14,401	$(18,387)	$(10,867)	$6,520
Sales return and allowance reserve	245,770	2,992,413	2,856,913	381,270

Total	$259,810	$2,974,026	$2,846,046	$387,790

Year ended March 31, 2006
Deducted from asset account:
Allowance for doubtful accounts	$4,401	$10,855	$1,216	$14,040
Sales return and allowance reserve	81,017	3,756,254	3,591,501	245,770

Total	$85,418	$3,767,109	$3,592,717	$259,810

Other financial statement schedules have not been presented, as they are not applicable.

Exhibits

Exhibit Number	Description of Document

3 .1	Articles of Incorporation as amended +

3 .2	Registrant's Bylaws ++

16 .1	Letter on Change in Accountant +++

21 .1	List of Subsidiaries of Cosmo Communications Corporation ++++

31 .1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Peter Horak *

31 .2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carol Atkinson *

32 .1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32 .2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

+	Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 1992, as amended.

++	Incorporated by reference to our Registration Statement (File No. 2-83088).

+++	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 28, 2005.

++++	Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2006 filed with the SEC on August 8, 2006.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d), as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Markham, Ontario, Canada on June 30, 2008.

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
Carol Atkinson
Chief Executive Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ PETER HORAK	Chief Executive Officer and Director	June 30, 2008
Peter Horak	(Principal Executive Officer)

/s/ CAROL ATKINSON	Chief Financial Officer and Principal Financial Officer and	June 30, 2008
Carol Atkinson	Principal Accounting Officer

/s/ JACKY LAU	Director	June 30, 2008
Jacky Lau