Form 10-Q
period 2008-06-30
COSMO COMMUNICATIONS CORP
filed 2008-08-14
CIK 718096

10Q form10q 063008.htm REPORT FOR THE QUARTER ENDED June 30, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

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

August 14, 2008

Common – 40,467,636 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format         Yes      ☐        No     ☒

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2008	2008
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,109,326	$512,172
Accounts receivable	2,706,622	3,842,366
Inventories	12,614,986	11,029,996
Prepaid expenses and other	21,876	48,227
Total Current Assets	16,452,810	15,432,761

Equipment and Other Assets
Equipment, net of depreciation	41,396	44,847
Deferred taxes	8,317	8,317
Total Equipment and Other Assets	49,713	53,164

Total Assets	$16,502,523	$15,485,925

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$824,210	$630,563
Accounts payable to parent company	11,652,970	10,739,893
Advances and interest payable to parent company	604,627	604,627
Taxes payable	473,483	311,767
Total Current Liabilities	13,555,290	12,286,850

Stockholders' Equity:
Capital stock	2,023,382	2,023,382
Additional paid-in capital	27,704,592	27,704,592
Accumulated other comprehensive income	395,370	332,676
Accumulated deficit	(27,176,111)	(26,852,575)

Total Stockholders' Equity	2,947,233	3,199,075

Total Liabilities and Stockholders' Equity	$16,502,523	$15,485,925

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30

	2008 (Unaudited)	2007 (Unaudited)

Sales	$3,968,008	$7,298,394
Cost of products sold	3,602,343	7,064,928

Gross profit	365,665	233,466

Commission income	219,142	205,029
	584,807	438,495
Expenses:
Salaries and wages	378,712	489,160
Selling and delivery	288,562	375,703
General and administrative	259,492	200,192
Financial	9,854	28,395
(Gain) loss on foreign exchange	(30,994)	22,282
Depreciation	3,719	3,713
	908,345	1,119,445
-
Net loss before income taxes	(323,538)	(680,950)

Income taxes	-	13,882
Deferred income taxes (recovery)	-	(131,906)

Net loss	$(323,538)	$(562,926)

Loss per weighted number of shares outstanding:
Basic and diluted	$(0.01)	$(0.01)
Weighted average number of shares outstanding:
Basic and diluted	40,467,636	40,467,636

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30

	2008 (Unaudited)	2007 (Unaudited)
Cash Flows from Operating Activities:
Net loss	$(323,538)	(562,926)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	3,719	3,713
Deferred income taxes	-	(131,906)
	(319,819)	(691,119)
Changes in operating assets and liabilities:
Accounts receivable	1,135,744	5,017,522
Inventories	(1,584,990)	(3,904,311)
Prepaid expenses and other	26,351	(2,487))
Accounts payable and accrued liabilities	193,649	782,870
Taxes payable	161,716	(78,660)
Accounts payable to parent company	913,077	(1,953,609)
Net cash provided by (used in) operating activities	525,728	(829,794)

Cash Flows from Investing Activities:
Acquisition of equipment	(268)	(2,298)

Effect of foreign currency translation	71,694	543,847

Net increase (decrease) in cash	597,154	(288,245)

Cash - beginning of period	512,172	1,112,228

Cash - end of period	$1,109,326	823,983

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations

Cosmo Communications Corporation and subsidiaries (the "Company" or "Cosmo") market and distribute consumer electronic products. The Company has operations in Hong Kong, Canada and the United States of America.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and the SEC instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended June 30, 2008 re not necessarily indicative of the results that may be expected for the year ending March 31, 2009 For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2008.

Principles of Consolidation

The Company includes, in consolidation, its wholly owned subsidiaries, Cosmo Communications Canada Inc. (“Cosmo Canada”), Cosmo Communications (H.K.) Limited (“Cosmo H.K.”) and Cosmo Communication USA Corporation (“Cosmo USA”). All significant intercompany transactions and balances have been eliminated upon consolidation.

COSMO COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto appearing elsewhere in this quarterly report, and in conjunction with the Management's Discussion and Analysis set forth in (1) our annual report on Form 10-K for the year ended March 31, 2008.

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

Results of Operations for the Quarter Ended June 30, 2008 (“2008”) and For the Quarter Ended June 30, 2007 (“2007”)

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the three months ended June 30, 2008 and 2007.

	Three months ended	Three months ended
	June 30, 2008	June 30, 2007
Sales	100%	100%
Cost of products sold	90.8%	96.8%

Gross profit	9.2%	3.2%

Commission income	5.5%	2.8%

Expenses:
Salaries and wages	9.5%	6.7%
General and administrative	6.5%	2.7%
Selling and delivery	7.3%	5.1%
Financial	0.2%	0.4%
(Gain) loss on foreign exchange	(0.8)%	0.3%
Depreciation	0.1%	0.1%
Net loss before income taxes	(8.1)%	(9.3)%
Income taxes	-	1.6%
Net loss	(8.1)%	(7.7)%

The following is a discussion and analysis of our results of operations for the above periods:

Net Sales:

Sales in 2008 decreased by approximately $3.3 million or 46% compared to the corresponding period in 2007. The quarter in 2007 was abnormally strong because the United States imposed an import deadline for NTSC TV’s and this accounted for close to $2 million difference in sales. We have also dropped the DVD player category as we found this category no longer profitable. Although we have lesser sales this quarter, our gross margin actually increased due to a more selective product mix we implemented.

Gross margin as a percentage of sales was approximately 9.2% in this quarter as compared to 3.2% for the same period in 2007. Our gross profit margin this quarter improved since the prior year period because we removed unprofitable product lines, and as well customers were placing more domestic sales orders than direct import orders. Selling prices of domestic orders are grossed up to include warehouse handling and freight costs and therefore have higher gross margins.

Commission income:

Commission income was comparable to the income reported in the same period of 2007.

Selling, Delivery and General and Administrative Expenses:

Salaries and wages decreased by $110,448 or 23% compared with the same period in 2007. We cut the staff in our Canadian subsidiary to help reduce the overall operating costs, in reaction to a slower Canadian economy and reduced consumer spending.

Our general and administrative expenses in this quarter increased $58,300 or 29% compared with the 2007 quarter. The increases were mainly in rent, insurance and repairs and maintenance. Other increase was in utilities and telecommunications which were affected by higher energy prices worldwide.

Selling and delivery expenses decreased $87,141 or 22% during this quarter compared with the 2007 quarter. The decrease was mainly in warehouse handling and storage costs for our inventory held at our US subsidiary. We incurred less sales compared with the quarter in 2007 due to the NTSC TV US import deadlines. We therefore incurred less warehouse handling and storage costs for our US inventory in 2008.

Interest Expenses:

Our interest and finance charges decreased $18,501 or 65% due to lower direct import sales which incurred interest and bank charges in letter of credit negotiation and collection.

Net Earnings:

The net loss in this quarter was $323,538, compared with net loss of $562,926 in the corresponding period in 2007. Our gross profit margin improved this quarter and we have reduced costs in payroll and in selling and distribution.

Both the US and Canadian economies have deteriorated affected by the surging energy costs and the sub-prime mortgage melt down. Although we are cautiously optimistic that our licensed products will improve sales in the ensuing year as new products lines are introduced, we believe sales in the other consumer electronics categories will continue to suffer because of adverse economic conditions.

Liquidity and Capital Resources

During the three months ended June 30, 2008, net cash provided by operating activities was $525,728. The ratio of current assets to current liabilities was 1.21 to 1, as compared to 1.26 to 1 on March 31, 2008. The main source of our working capital during this quarter came from collecting our trade receivables and financing from vendor payable including $913,000 from our parent company, the Starlight Group. Our ratio of current assets to current liabilities is consistent with the prior year and reflective of our normal operating activities by having to maintain high levels of inventory on hand to operate our domestic sales activities in the United States.

During the next quarter, we plan on financing our operation mainly from our parent company, the Starlight group. We also expect our vendors will continue to support us in financing our inventory.

Seasonal and Quarterly Results

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for electronic audio and video equipment during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. The current trend is we will receive less direct import orders and more domestic sales orders from our customers. The effect of this is timing of placing orders will be delayed. Our results of operations often fluctuate from quarter to quarter as a result of the amount and timing of orders placed and shipped to customers, as well as other factors. The fulfillment of orders can therefore significantly affect results of operations on a quarter-to-quarter basis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s market risk during the first quarter ended June 30, 2008. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

As of August 14, 2008, our cash on hand is limited and we do not have credit facilities with banks. We will finance our working capital needs from the collection of accounts receivable and sales of existing inventory. As of June 30, 2008, our inventory was valued at $12.6 million. If these sources do not provide us with adequate financing, we will be seeking financing from our factories. If we are not able to obtain adequate financing from our factories when needed, it will have a material adverse effect on our cash flow and our ability to continue operations.

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

Over the past year, our gross profit margins have generally decreased due to price competition. Although we have tried to lift our gross profit margin, we expect that our gross profit margin will come under downward pressure in fiscal 2009 as labor costs and operating costs in our factories continue to rise. We will face many challenges to deal with rising production costs and a slack consumer market in the remaining of this fiscal year.

Our business is seasonal and therefore our annual operating results will depend, in large part, on our sales during the relatively brief holiday season.

Sales of consumer electronics in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ended September 30 and the third quarter ended December 31. Sales in our second and third quarter, combined, historically accounted for approximately 64% of total sales in fiscal 2008.

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

We rely principally on independent ocean carriers to ship virtually all of the products that we import to our warehouse facility in Toronto, Canada and to Los Angeles, USA. Retailers that take delivery of our products in China rely on a variety of carriers to import those products. Any disruptions in shipping, whether in Toronto, Los Angeles or China, caused by labor strikes, other labor disputes, terrorism, and international incidents may prevent or delay our customers' receipt of inventory. If our customers do not receive their inventory on a timely basis, they may cancel their orders or return products to us. Consequently, our revenues and net income would be affected.

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

Our growth and ability to meet customer demand depends in part on our ability to obtain timely deliveries of our electronic products. We rely on third party suppliers to produce the parts and materials we use to manufacture and produce these products. If our suppliers are unable to provide our factories with the parts and supplies, we will be unable to produce our products. We cannot guarantee that we will be able to purchase the parts we need at reasonable prices or in a timely fashion. In the last several years, there have been shortages of certain components that we use in our DVD players and small screen TVs. If we are unable to anticipate any shortages of parts and materials in the future, we may experience severe production problems, which would impact our sales.

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

This significant customer accounts for approximately 85% of Cosmo’s sales in this quarter. Cosmo anticipates that this customer will continue to account for a significant portion of Cosmo’s sales for the foreseeable future, but is not obligated to any long-term purchases. They have considerable discretion to reduce, change or terminate purchases of Cosmo’s products. Cosmo cannot be certain that it will retain this customer or maintain a favorable relationship.

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

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. - OTHER INFORMATION

Not applicable.

ITEM 6. - EXHIBITS

The following exhibits are being filed as part of this quarterly report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COSMO COMMUNICATIONS CORPORATION

By:	/s/ Peter Horak
Name: Peter Horak
Title: Chief Executive Officer

Date: August 14, 2008

By:	/s/ Carol Atkinson
Name: Carol Atkinson
Title: Chief Financial Officer

Date: August 14, 2008