Form 10-Q
period 2008-09-30
COSMO COMMUNICATIONS CORP
filed 2008-11-19
CIK 718096

10Q form10q 093008.htm REPORT FOR THE QUARTER ENDED September 30, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

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

November 14, 2008

Common - 40,467,636 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format         Yes      ☐        No     ☒

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	▪ Consolidated Balance Sheets	1
	▪ Consolidated Statements of Operations	2-3
	▪ Consolidated Statements of Cash Flows	4
	▪ Notes to Consolidated Financial Statements	5 - 8
Item 2.	Management’s Discussion & Analysis of Financial Condition and Results of Operations	9 - 15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk factors	16 - 19
Item 2.	Unregistered Sales of Equity securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5	Other Information	19
Item 6.	Exhibits	20

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$1,277,096	$512,172
Accounts receivable	8,162,063	3,842,366
Inventories	13,120,257	11,029,996
Prepaid expenses and deposits	35,488	48,277
Total Current Assets	22,594,904	15,432,761

Equipment and Other Assets
Equipment, net	37,677	44,847
Deferred taxes	8,317	8,317
Total Equipment and Other Assets	45,994	53,164

Total Assets	$22, 640,898	$15,485,925
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$977,163	$630,563
Accounts payable to parent company	17,783,280	10,739,893
Advances from parent company	604,627	604,627
Income tax	265,917	311,767
Total Current Liabilities	19,630,987	12,286,850

Stockholders' Equity:
Capital stock	2,023,382	2,023,382
Additional paid in capital	27,704,592	27,704,592
Accumulated other comprehensive income	216,992	323,676
Accumulated deficit	(26,935,055)	(26,852,575)

Total Stockholders' Equity	3,009,911	3,199,075

Total Liabilities and Stockholders' Equity	$22,640,898	$15,485,925

 The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30
(Unaudited)

	2008	2007

Sales	$13,278,182	$11,747,302
Cost of products sold	12,037,886	10,873,788

Gross profit	1,240,296	873,514

Commission income	11,363	198,521
	1,251,659	1,072,035
Expenses:
Selling and delivery	430,819	584,505
Salaries and wages	362,256	449,423
General and administrative	231,192	281,473
Loss on foreign exchange	151,923	15,897
Financial	159,372	10,095
Depreciation	3,718	3,718
	1,339,280	1,345,111

Net loss before income taxes	(87,621)	(273,076)

Current income taxes (recovery)	(328,677)	99,517
-

Net income (loss)	$241,056	$(372,593)

Foreign currency translation adjustment	(178,377)	546,215

Comprehensive income	62,679	173,622
Net income (loss) per common share:
Basic and diluted	$0.01	$(0.01)
Weighted average shares outstanding:
Basic and diluted	40,467,636	40,467,636

 The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30
(Unaudited)

	2008	2007

Sales	$17,246,190	$19,045,696
Cost of products sold	15,640,229	17,938,716

Gross profit	1,605,961	1,106,980

Commission income	230,505	403,550
	1,836,466	1,510,530
Expenses:
Selling and delivery	719,381	960,208
Salaries and wages	740,968	938,583
General and administrative	489,684	481,665
Financial	169,226	38,490
Loss on foreign exchange	120,929	38,179
Depreciation	7,437	7,431
	2,247,625	2,464,556

Net loss before income taxes	(411,159)	(954,026)

Income taxes (recovery)	(328,677)	113,399
Deferred income taxes	-	(131,906)

Net loss	$(82,482)	$(935,519)

Foreign currency translation adjustment	(106,683)	1,090,062

Comprehensive (loss) income	(189,165)	154,543

Net loss per common share:
Basic and diluted	$(0.00)	$(0.02)
Weighted average shares outstanding:
Basic and diluted	40,467,636	40,467,636

 The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30
(Unaudited)

	2007	2007
Cash Flows from Operating Activities:
Net loss	$(82,482)	$(935,519)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	7,437	7,431
Deferred taxes	-	(131,906)
	(75,045)	(1,059,994)
Changes in operating assets and liabilities:
Accounts receivable	(4,247,176)	1,180,519
Inventories	(2,090,261)	(4,895,200)
Prepaid expenses and deposits	12,739	(73,559)
Accounts payable and accrued liabilities	274,091	210,783
Taxes payable	(45,860)	12,301
Accounts payable to parent company	7,043,387	4,074,496
Net cash provided by used in by operating activities	871,875	(550,654)

Cash Flows from Investing Activities:
Acquisition of equipment	(268)	(2,298)

Effect of foreign currency translation	(106,683)	1,089,976

Net increase in cash	764,924	537,024

Cash - beginning of period	512,172	1,112,228

Cash - end of period	$1,277,096	$1,649,252

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2008.

PRINCIPLES OF CONSOLIDATION

The Company includes, in consolidation, its wholly owned subsidiaries, Cosmo Communications Canada Inc. (“Cosmo Canada”), Cosmo Communications (H.K.) Limited (“Cosmo H.K.”) and Cosmo Communication USA Corporation (“Cosmo USA”). All significant intercompany transactions and balances have been eliminated upon consolidation.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. As of September 30, 2008, the Company provided reserves for doubtful accounts receivable in the amount of $25,537 (March 31, 2008 - $25,927); provided inventory reserves for estimated obsolesence for $543,845 (March 31, 2008 - $554,224); and provided reserves for defective inventory returns of $100,977 (March, 2008 - $138,438).

Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, receivables, payables, and advances from the parent company.

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At September 30, 2008 and 2007, the carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities, and loans payable approximate their fair values due to the short-term maturities of these instruments.

Earnings or Loss Per Share

There were no anti-dilutive financial instruments for six months ended September 30, 2008 and 2007.

EQUIPMENT

The components of equipment are as follows:

	Cost	Accumulated Depreciation	Net September 30, 2008	Net March 31, 2008

Furniture and fixtures	$42,462	$(39,870)	$2,592	$3,147
Equipment	31,858	(29,502)	2,356	2,844
Computer	53,295	(40,460)	12,835	15,233
Warehouse equipment	68,575	(48,681)	19,894	23,623
	$196,190	$(158,513)	$37,677	$44,847

AMOUNTS PAYABLE TO PARENT COMPANY

As of September 30, 2008, the Company owed $18,387,907 (March 31, 2008 - $11,344,520) to The Starlight Group of Companies, the principal corporate shareholder of the Company ("Starlight"). Of this amount $17,783,280 (March 31, 2008 - $10,739,893) was owed in the form of trade payable and the remainder was in the form of advances and interest on advances. The advances from Starlight were paid for by the issuance of shares in the fiscal year ended 31 March 2007, leaving only the accrued interest as payable. These amounts are payable on demand and Starlight has agreed not to charge further interest on the accrued interest payable. Interest accrued as of September 30, 2008 was $604,627 (March 31, 2008 - $604,627).

COMMITMENTS

The Company leases premises under an operating lease with a five year term in Canada and shares the facilities for its Hong Kong operation. In September, 2008 the Company extended the current operating lease in Canada for five years commencing on October 1, 2008. Minimum lease commitments under the leases at September 30, 2008 were:

2009 (6 months)	$110,243
2010	220,484
2011	220,484
2012	223,028
2013	225,572
Thereafter	112,786
$1,112,597

CAPITAL STOCK

Authorized
30,000	preferred stock, cumulative, convertible at $0.01 par value
9,970,000	preferred stock, at $0.01 par value
50,000,000	common stock at $0.05 par value, voting, participating

		2008	2007
Issued
40,467,636	Common stock (March 31, 2008 - 40,467,636)	$2,139,132	$2,139,132
2,314,567	Treasury stock	(115,750)	(115,750)
		$2,023,382	$2,023,382

RELATED PARTY TRANSACTIONS

Apart from those as disclosed in Amounts Payable to Parent Company, the Company's transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company's business.

During the six months ended September 30, 2008, the Company purchased $16,964,936 (six months ended September 30, 2007 - $18,878,122) of goods from Starlight and received $86,146 (six months ended September 30, 2007 - $150,737) in commissions.

ECONOMIC DEPENDENCE

The Company is economically dependent on its parent company for the supply of inventory products to its customers. A mass-market merchandiser and chain store located in Canada and US is the Company's largest customer, which accounted for approximately 56% of sales for the six months ended September 30, 2008 and 91% for the six months ended September 30, 2007. Economic dependence exists with this identified customer. Loss of the customer may have significant adverse results to the financial position of the Company.

As of September 30, 2008, the accounts receivable from this customer amounted to approximately $3,456,136 (March 31, 2008 - $1,721,833) and claims payable for inventory returns amounted to approximately $56,072 (March 31, 2008 - $56,771).

OPERATING SEGMENT INFORMATION

The Company operated in one business segment and all of its sales are consumer electronic products. The Company's customers are principally in Canada and in the USA. Borrowings are principally in the United States.

	Canada	Hong Kong	United States	Total
September 30, 2008
Assets	$9,374,770	692,836	12,573,292	$22,640,898
Six Months Ended September 30, 2008
Sales, net	7,636,658	2,545,183	7,064,348	17,246,189
Gross margin	937,505	140,570	527,886	1,605,961
Net income (loss)	(16,229)	(34,269)	(31,984)	(82,482)
March 31, 2008
Assets	6,966,433	783,441	7,978,424	15,728,298
Six Months Ended September 30, 2007
Sales, net	3,747,132	5,441,624	9,856,940	19,045,696
Gross margin	479,614	149,708	477,658	1,106,980
Net income (loss)	(608,772)	78,388	(405,135)	(935,519)

SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended September 30, 2008 the Company paid interest of $19,268 (six months ended September 30, 2007 - $38,490) and recovered income taxes of $159,747 (six months ended September 30, 2007 - $Nil).

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

Our products are currently sold in stores such as Wal-Mart, Super-Stores, Home Hardware, Bargain Shop, and Best Buy/Future Shop.

Results of Operations for the Quarter Ended September 30, 2008 (“2008”) and For the Quarter Ended September 30, 2007 (“2007”)

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the three months ended September 30, 2008 and 2007.

	Three months ended September 30, 2008	Three months ended September 30, 2007
Sales	100%	100%
Cost of products sold	90.7%	92.6%

Gross profit	9.3%	7.4%

Commission income	0.1%	1.7%

Expenses:
Salaries and wages	2.7%	3.8%
General and administrative	1.7%	2.4%
Selling and delivery	3.2%	5.0%
Financial	1.2%	-
Loss on foreign exchange	1.1%	-
Depreciation	-	-
Net loss before income tax	(0.7%)	(2.3%)
Income tax (recovery) expense	(2.4%)	0.8%
Net income	1.9%	(3.2%)

The following is a discussion and analysis of our results of operations for the above periods:

Net Sales:

Sales for the three months ended September 30, 2008 increased by approximately $1.5 million or 13% compared to the corresponding period in 2007. We sold more DVD products this quarter than the previous corresponding quarter because we were able to obtain a better pricing from our manufacturers. We kept to our delivery schedule while some of our competitors were unable to make delivery.

Disney electronics now comprises 45% of our net sales in this quarter. We marketed six Disney characters including the popular Hannah Montana character. Range of products includes radio alarm clock, Ipod docking, LCD TV, CRT TV, DVD player and boom box. The demands for the Disney products have been steady since they were initially launched in 2007. Some of the Disney products were sold in the toy area in the retail stores. We were able to put an above average mark up on these products. Sales volume of Disney products will depend on continuous new designs of the characters.

Sales in the next quarter are expected to improve for the holiday season although we are not certain how much the recent decrease in the financial markets will affect consumer spending in the holiday season. It is expected that consumer spending will be down compared to the prior year thus reducing our sales.

Cost of Sales and Gross Margin:

Gross margin was 9.3% for the three months ended September 30, 2008 as compared to 7.4% for the same period in 2007. The increase reflects a more diversified product mix and the switch from direct import sales to domestic sales.

Our gross profit margin this quarter improved as customers were placing more domestic sales orders than direct import orders. Selling prices of domestic orders are grossed up to include warehouse handling and freight costs and therefore have higher gross margins. As well, with the Disney products comprising a higher percentage of our product mix, it has helped to increase our overall profit margin as some of the items were sold in the toy area in the retail stores. Disney toys have a better margin than regular consumer electronics.

Commission Income:

Commission income decreased by $186,051 or 94% for the three months ended September 30, 2008 compared to the corresponding period in 2007. The loss in revenue was mainly from the loss of our reverse logistics customers. Since we do not have any minimum fee contracts with our reverse logistic customers, the amount of defective returns we handle will always fluctuate outside of our control. One major customer set up its own facility to handle returns so we expect the decrease will be permanent until we find a new major customer.

Selling, General and Administrative Expenses:

Salaries and wages decreased by 19% for the three months ended September 30, 2008 compared with the same period in 2007. The decrease was due to rearranging the sales force structure in July and changed two salaried sales staff to sales representatives. Their commission was paid to an affiliated company which agreed to rehire them as their sales staff. Commission was payable at 2.8% of net sales in the US territory.

Our general and administrative expenses decreased by 18% for the three months ended September 30, 2008 compared with the same period in 2007. We reduced our expenses in travel, rent, insurance and professional fees as a result of new measures to reduce our costs.

Selling and delivery expenses decreased by 26% for the three months ended September 30, 2008 compared with corresponding quarter in 2007. We made savings in our warehouse expense by entering into a fixed fee agreement with our affiliated company to provide warehouse storage and order fulfillment service to us in the US warehouses. The fee is fixed at $455,000 per annum renewable and renegotiated every twelve months. We commenced the new warehouse service in August 2008. Commission expense increased substantially due to a minor restructuring of the sales force. Two of our sales staff switched from salaried to commission in July 2008.

Interest Expenses:

Interest and finance charges increased by $149,277 for the three months ended September 30, 2008 compared with the same quarter in 2007. The increase was due to interest accrued on the outstanding tax on 2004 and 2005 amended income in our Canadian subsidiary.

Net Earnings:

The net income for the three months ended September 30, 2008 was $241,056 compared with a loss of $372,593 in the corresponding period in 2007. The improvement was attributable to a higher gross profit margin and savings in salaries and wages and selling expenses. We expect consumer spending to be low this year compared to prior years as a result of the global financial crisis, which has particularly affected the North American financial markets. The result of the next quarter’s performance will depend on the consumer spending during the Thanksgiving and Christmas holiday season.

Foreign exchange:

For the six months ended September 30, 2008, the value of the Canadian dollar decreased compared to the US dollar. As a result, during the six months ended September 30, 2008 the Company incurred a foreign exchange loss of $118,046 because our Canadian subsidairy holds liabilities repayable to Starlight, the parent company and other vendors, which are repayable in US dollars. The remaining loss of $2,883 relates to minor foreign exchange loss by our Hong Kong subsidiary. The total foreign exchange loss for the six months ended September 30, 2008 was $120,929.

Liquidity and Capital Resources

During the six months ended September 30, 2008, net cash provided in operating activities was $871,875. The main source of our working capital during this quarter came from financing from our vendors, mostly our parent company for goods supplied on open credit. Trade receivables and inventories during the current quarter increased mainly because of the increase of domestic sales in Canada. The ratio of current assets to current liabilities was 1.15 to 1, as compared to 1.25 to 1 on March 31, 2008. Our ratio of current assets to current liabilities is consistent with the prior period and reflective of our normal operating activities.

During the next quarter, we plan on financing our operation in the same way we did this quarter. We expect our vendors will continue to support us in financing our inventory.

Seasonal and Quarterly Results

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for electronic audio and video equipment during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. The current trend is we will receive less direct import orders and more domestic sales orders from our customers. In effect, the timing of placing orders will be delayed. Our results of operations often fluctuate from quarter to quarter as a result of the amount and timing of orders placed and shipped to customers, as well as other factors. The fulfillment of orders can therefore significantly affect results of operations on a quarter-to-quarter basis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s market risk during the second fiscal quarter ended September 30, 2008. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

As of November14, 2008, our cash on hand is limited and we do not have credit facilities with banks. We will finance our working capital needs from the collection of accounts receivable and sales of existing inventory. As of September 30, 2008, our inventory was valued at $13 million. If these sources do not provide us with adequate financing, we will be seeking financing from our factories. If we are not able to obtain adequate financing from our factories when needed, it will have a material adverse effect on our cash flow and our ability to continue operations.

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

Sales of consumer electronics in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial portion of our sales occur during the second quarter ended September 30 and the third quarter ended December 31. Combined sales in our second and third quarter historically account for approximately 64% of total sales in fiscal 2008.

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

We are using nine factories in the People's Republic of China to manufacture the majority of our products. These factories will be producing all of our products in fiscal 2009. Our arrangements with these factories are subject to the risks of running business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

We depend on third party suppliers for parts for our products, and if we cannot obtain supplies as needed, our operations will be severely damaged.

Our growth and ability to meet customer demand depends in part on our ability to obtain timely deliveries of our electronic products. We rely on third party suppliers to produce the parts and materials we use to manufacture and produce these products. If our suppliers are unable to provide our factories with the parts and supplies, we will be unable to produce our products. We cannot guarantee that we will be able to purchase the parts we need at reasonable prices or in a timely fashion. In the last several years, there have been shortages of certain components that we use in our products. If we are unable to anticipate any shortages of parts and materials in the future, we may experience severe production problems, which would impact our sales.

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

This significant customer accounts for approximately 56% of Cosmo’s sales in the current quarter. Cosmo anticipates that this customer will continue to account for a significant portion of Cosmo’s sales for the foreseeable future, but is not obligated to any long-term purchases. They have considerable discretion to reduce, change or terminate purchases of Cosmo’s products. Cosmo cannot be certain that it will retain this customer or maintain a favorable relationship.

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

Date: November 19, 2008

By:	/s/ Carol Atkinson
Name: Carol Atkinson
Title: Chief Financial Officer

Date: November 19, 2008