Form 10-Q
period 2008-12-31
COSMO COMMUNICATIONS CORP
filed 2009-02-17
CIK 718096

10Q form10q 123108.htm REPORT FOR THE QUARTER ENDED December 31, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2008

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
Not applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes      ☐          No     ☒

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

February 17, 2009

Common – 40,467,636 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format         Yes      ☐         No     ☒

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	■ Consolidated Balance Sheets	1
	■ Consolidated Statements of Operations	2-3
	■ Consolidated Statements of Cash Flows	4
	■ Notes to Consolidated Financial Statements	5 - 8
Item 2.	Management’s Discussion & Analysis of Financial Condition and Results of Operations	9 - 14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk factors	16 - 19
Item 2.	Unregistered Sales of Equity securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5	Other Information	19
Item 6.	Exhibits	20

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$1,561,903	$512,172
Accounts receivable (net of allowance of $196,892 and $25,927 respectively)	6,021,934	3,842,366
Inventories (net of allowance of $461,839 and $554,224 respectively)	11,408,377	11,029,996
Prepaid expenses and deposits	23,810	48,277
Total Current Assets	19,016,024	15,432,761

Equipment and Other Assets
Equipment, net of depreciation	33,960	44,847
Deferred taxes	8,317	8,317
Total Equipment and Other Assets	42,277	53,164
Total Assets	$19,058,301	$15,485,925
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,701,189	$630,563
Accounts payable to parent company	15,658,982	10,739,893
Interest payable to parent company	604,627	604,627
Taxes payable	166,917	311,767
Total Current Liabilities	18,131,715	12,286,850

Stockholders' Equity:
Capital stock	2,023,382	2,023,382
Additional paid in capital	27,704,592	27,704,592
Accumulated other comprehensive (loss) income	(538,839)	323,676
Accumulated deficit	(28,262,549)	(26,852,575)

Total Stockholders' Equity	926,586	3,199,075

Total Liabilities and Stockholders' Equity	$19,058,301	$15,485,925

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31
(Unaudited)

	2008	2007

Sales	$9,471,302	$11,523,333
Cost of products sold	8,889,493	10,515,217

Gross profit	581,809	1,008,116

Commission income	125,656	227,144
	707,465	1,235,260
Expenses:
Selling and delivery	714,116	529,264
Salaries and wages	291,274	498,765
General and administrative	314,020	481,019
Loss (gain) on foreign exchange	695,206	(31,736)
Financial	15,025	22,976
Depreciation	3,719	3,503
	2,033,360	1,494,341

Net loss before income taxes	(1,325,895)	(256,081)

Current income taxes	1,600	13,293

Net loss	$(1,327,495)	$(272,374)

Foreign currency translation adjustment	(755,831)	114,932

Comprehensive loss	(2,083,326)	(157,442)
Net loss per common share:
Basic and diluted	$(0.03)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	40,467,636	40,467,636

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31
(Unaudited)

	2008	2007

Sales	$26,717,492	$30,569,029
Cost of products sold	24,529,722	28,453,933

Gross profit	2,187,770	2,115,096

Commission income	356,161	630,694
	2,543,931	2,745,790
Expenses:
Selling and delivery	1,433,497	1,489,472
Salaries and wages	1,032,242	1,428,348
General and administrative	803,704	962,684
Financial	184,251	61,466
Loss on foreign exchange	816,135	6,443
Depreciation	11,156	10,484
	4,280,985	3,958,897

Net loss before income taxes	(1,737,054)	(1,213,107)

Income taxes (recovery)	(327,077)	126,692
Deferred income taxes	-	(131,906)

Net loss	$(1,409,977)	$(1,207,893)

Foreign currency translation adjustment	(862,515)	1,204,994

Comprehensive loss	(2,272,492)	(2,899)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.03)
Weighted average shares outstanding:
Basic and diluted	40,467,636	40,467,636

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31
 (Unaudited)

	2008	2007
Cash Flows from Operating Activities:
Net loss	$(1,409,977)	$(1,207,893)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	11,156	10,484
Deferred taxes	-	(131,906)
	(1,398,821)	(1,329,315)
Changes in operating assets and liabilities:
Accounts receivable	(2,179,568)	1,339,866
Inventories	(378,381)	(4,161,854)
Prepaid expenses and deposits	24,417	(38,362)
Accounts payable and accrued liabilities	1,070,626	(103,386)
Taxes payable	(144,850)	17,675
Accounts payable to parent company	4,919,090	4,571,938
Net cash provided by used in by operating activities	1,912,513	290,562

Cash Flows from Investing Activities:
Acquisition of equipment	(267)	(2,298)

Effect of foreign currency translation	(862,515)	1,204,994

Net increase in cash	1,049,731	1,499,258

Cash - beginning of period	512,172	1,112,228

Cash - end of period	$1,561,903	$2,611,486

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2008.

PRINCIPLES OF CONSOLIDATION

The Company includes, in consolidation, its wholly owned subsidiaries, Cosmo Communications Canada Inc. (“Cosmo Canada”), Cosmo Communications (H.K.) Limited (“Cosmo H.K.”) and Cosmo Communication USA Corporation (“Cosmo USA”).  All significant intercompany transactions and balances have been eliminated upon consolidation.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.  As of December 31, 2008, the Company provided reserves for doubtful accounts receivable in the amount of $196,892 (March 31, 2008 - $25,927); provided inventory reserves for estimated obsolescence for $461,839 (March 31, 2008 - $554,224); and provided reserves for defective inventory returns of $188,270 (March, 2008 - $138,438).

Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, receivables, payables, and advances from the parent company.

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.  At December 31, 2008 and March 31, 2008, the carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities, and loans payable approximate their fair values due to the short-term maturities of these instruments.

Earnings or Loss Per Share

There were no anti-dilutive financial instruments for nine months ended December 31, 2008 and 2007.

EQUIPMENT

The components of equipment are as follows:

	Cost	Accumulated Depreciation	Net December 31, 2008	Net March 31, 2008

Furniture and fixtures	$42,462	$(40,147)	$2,316	$3,147
Equipment	31,858	(29,746)	2,112	2,844
Computer	53,295	(41,658)	11,637	15,233
Warehouse equipment	68,575	(50,680)	17,895	23,623
	$196,190	$(162,231)	$33,960	$44,847

AMOUNTS PAYABLE TO PARENT COMPANY

As of December 31, 2008, the Company owed $16,263,609 (March 31, 2008 - $11,344,520) to The Starlight Group of Companies, the principal corporate shareholder of the Company ("Starlight").  Of this amount $15,658,982 (March 31, 2008 - $10,739,893) was owed in the form of trade payable and the remainder was in the form of advances and interest on advances.  The advances from Starlight were paid for by the issuance of shares in the fiscal year ended March 31, 2007, leaving only the accrued interest as payable.  These amounts are unsecured, payable on demand and Starlight has agreed not to charge further interest on the accrued interest payable.  Interest accrued as of December 31, 2008 was $604,627 (March 31, 2008 - $604,627).

COMMITMENTS

The Company leases premises under an operating lease with a five year term in Canada and shares the facilities for its Hong Kong operation.  In September 2008 the Company extended the current operating lease in Canada for five years commencing on October 1, 2008.  Minimum lease commitments under the leases at December 31, 2008 were:

2009 (3 months)	$55,122
2010	220,484
2011	220,484
2012	223,028
2013	225,572
Thereafter	112,786
$1,057,476

CAPITAL STOCK

Authorized
30,000	preferred stock, cumulative, convertible at $0.01 par value
9,970,000	preferred stock, at $0.01 par value
50,000,000	common stock at $0.05 par value, voting, participating

		2008	2007
Issued
40,467,636	Common stock	$2,139,132	$2,139,132
2,314,567	Treasury stock	(115,750)	(115,750)
		$2,023,382	$2,023,382

RELATED PARTY TRANSACTIONS

Apart from those as disclosed in Amounts Payable to Parent Company, the Company's transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company's business.

During the nine months ended December 31, 2008, the Company purchased $25,248,847 (nine months ended December 31, 2007 - $26,130,912) of goods from Starlight and received $86,146 (nine months ended December 31, 2007 - $214,494) in commissions.

ECONOMIC DEPENDENCE

The Company is economically dependent on its parent company for the supply of inventory products to its customers.  A mass-market merchandiser and chain store located in Canada and US is the Company's largest customer, which accounted for approximately 69% of sales for the nine months ended December 31, 2008 and 83% for the nine months ended December 31, 2007.  Economic dependence exists with this identified customer.  Loss of the customer may have significant adverse results to the financial position of the Company.

As of December 31, 2008, the accounts receivable from this customer amounted to approximately $4,501,594 (March 31, 2008 - $1,721,833) and claims payable for inventory returns amounted to approximately $52,078 (March 31, 2008 - $56,771).

OPERATING SEGMENT INFORMATION

The Company operated in one business segment and all of its sales are consumer electronic products.  The Company's customers are principally in Canada and in the USA.  Borrowings are principally in the United States.

	Canada	Hong Kong	United States	Total
December 31, 2008
Assets	$5,884,452	1,724,551	11,449,298	$19,058,301

Nine Months Ended December 31, 2008
Sales, net	9,706,278	4,015,014	12,996,200	26,717,492

Gross margin	988,019	1,155,107	1,044,645	3,187,771

Net loss	(1,268,804)	(89,389)	(51,784)	(1,409,977)

March 31, 2008
Assets	6,966,433	783,441	7,978,424	15,728,298

Nine Months Ended December 31, 2007
Sales, net	8,351,597	7,936,345	14,281,087	30,569,029

Gross margin	1,157,970	287,500	669,626	2,115,096

Net loss	(388,397)	(242,446)	(577,050)	(1,207,893)

SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended December 31, 2008 the Company paid interest of $45,434 (nine months ended December 31, 2007 - $63,611) and recovered income taxes of $327,077 (nine months ended December 31, 2007 - $Nil).

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

Our products are currently sold in stores such as Wal-Mart, Super-Stores, Home Hardware, Bargain Shop, and Best Buy/Future Shop.

Results of Operations for the Quarter Ended December 31, 2008 (“2008”) and For the Quarter Ended December 31, 2007 (“2007”)

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the three months ended December 31, 2008 and 2007.

	Three months ended	Three months ended
	December 31, 2008	December 31, 2007
Sales	100%	100%
Cost of products sold	93.9%	91.3%

Gross profit	6.1%	8.7%

Commission income	1.3%	2.0%

Expenses:
Salaries and wages	3.1%	4.6%
General and administrative	3.3%	4.3%
Selling and delivery	7.5%	4.5%
Financial	0.1%	0.1%
Loss (gain)on foreign exchange	7.3%	(0.2)%
Depreciation	-	-
Net loss before income tax	(14)%	(2.2)%
Income tax (recovery) expense	-	0.1%
Net income	(14)%	(2.3)%

The following is a discussion and analysis of our results of operations for the above periods:

Net Sales:

Sales for the three months ended December 31, 2008 decreased by approximately $2 million or 18% compared to the corresponding period in 2007.   Sales were down across all categories of our product lines due to a poor holiday season as a result of the economic downturn in US and Canada.

Disney electronics comprises 28% of our net sales in this quarter.  Sales of Disney products were down by 35% compared with the corresponding period in 2007.

Cost of Sales and Gross Margin:

Gross margin was 6.1% for the three months ended December 31, 2008 as compared to 8.7% for the same period in 2007.  The decrease was due to fierce price competition in an economic downturn during the holiday selling season.

Commission Income:

Commission income decreased by $101,488 or 45% for the three months ended December 31, 2008 compared to the corresponding period in 2007.  The loss in revenue was mainly from the loss of our reverse logistics customers.  Since we do not have any minimum fee contracts with our reverse logistic customers, the amount of defective returns we handle will always fluctuate outside of our control.   One major customer set up its own facility to handle returns so we expect the decrease will be permanent until we find a new major customer.

Selling, General and Administrative Expenses:

Salaries and wages decreased by 41% for the three months ended December 31, 2008 compared with the same period in 2007.  The decrease was due to rearranging the sales force structure in July 2008 and changed two salaried sales staff to sales representatives.   Their commission was paid to an affiliated company which agreed to rehire them as their sales staff.  Commission was payable at 2.8% of net sales in the US territory.

Our general and administrative expenses decreased by 34.7% for the three months ended December 31, 2008 compared with the same period in 2007.  We reduced our expenses in travel, rent, insurance and professional fees as a result of new measures to reduce our costs and these reductions were partially offset by a write off of bad debt expense of $130,373.

Selling and delivery expenses increased by 35% for the three months ended December 31, 2008 compared with corresponding quarter in 2007.   The major increase was in providing advertising allowances to retail stores and commissions we paid to an affiliated company in lieu of hiring permanent sales staff.    We have entered into a fixed fee agreement with our affiliated company to use its warehouse for storage and order fulfillment in the US.  The fee is fixed at $455,000 per annum renewable and renegotiated every twelve months.  We commenced the new warehouse service in August 2008.

Financial:

Interest and finance charges decreased by $7,951 for the three months ended December 31, 2008 compared with the same quarter in 2007.   The decrease was due to reduction in Letter of Credit facility charges in the direct import activities.

Net Earnings:

The net loss for the three months ended December 31, 2008 was $1,327,495 compared with a loss of $272,374 in the corresponding period in 2007.  The decline was attributable to a reduced gross profit margin and a significant foreign exchange loss.

Foreign exchange:

For the three months ended December 31, 2008, the value of the Canadian dollar decreased sharply compared to the US dollar.  As a result, the Company incurred a foreign exchange loss of $695,206 because our Canadian subsidiary holds liabilities repayable to Starlight, the parent company and other vendors, which are repayable in US dollars.  The total foreign exchange loss for the nine months ended December 31, 2008 was $816,135.

Liquidity and Capital Resources

During the nine months ended December 31, 2008, net cash provided in operating activities was $1,912,513.  The main source of our working capital during this quarter came from financing from our vendors, mostly our parent company for goods supplied on open credit.  Trade receivables and inventories during the current quarter increased mainly because of the increase of domestic sales in Canada and in US.  The ratio of current assets to current liabilities was 1.05 to 1, as compared to 1.25 to 1 on March 31, 2008.  Our ratio of current assets to current liabilities deteriorated because our customers were paying us slower due to the current tight credit condition and our suppliers demanded shorter terms of repayment.  We expect the current trend is temporary and we will monitor our liquidity closely in the next quarter.  We expect our vendors will continue to support us in financing our inventory.

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

Inventories

Inventories are valued at the lower of cost or net realizable value.  Cost is determined on average cost.  Inventory is comprised of finished products that the Company intends to sell to its customers.  The Company periodically makes judgments and estimates regarding the future utility and carrying value of its inventory.  The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value.  The Company has inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s market risk during the third fiscal quarter ended December 31, 2008. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

ITEM 1A. – RISK FACTORS

We have significant working capital needs and if we are unable to obtain additional financing when needed, we may not have sufficient cash flow to continue operations.

As of February 14 2009, our cash on hand is limited and we do not have credit facilities with banks.  We will finance our working capital needs from the collection of accounts receivable and sales of existing inventory.  As of December 31, 2008, our inventory was valued at $11 million. If these sources do not provide us with adequate financing, we will be seeking financing from our parent company suppliers.  If we are not able to obtain adequate financing from our factories when needed, it will have a material adverse effect on our cash flow and our ability to continue operations.

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

We believe that because Starlight has a substantial investment in our operations they will support us unconditionally.  In the event of disruption in its factory, Starlight will source outside factories to manufacture our products but we risk losing sales and goodwill with our customers.

We are subject to pressure from our customers relating to price reduction and financial incentive and if we are pressured to make these concessions to our customers, it will reduce our revenues and profitability.

Because there is intense competition in the consumer electronic market, we are subject to pricing pressure from our customers.  Many of our customers have demanded that we lower our prices or they will purchase from our competitors products.  If we do not meet our customer's demands for lower prices, we will not sell as many products.  We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or advertising allowances, which effectively reduce our profit.  We have historically offered advertising allowances to our customers because it is standard practice in the retail industry.

We experience difficulty forecasting the demand for our products and if we do not accurately forecast demand, our revenues, net income and cash flow may be affected.

Because of our reliance on manufacturers in China for our products, our production lead times range from one to four months.  Therefore, we must commit to production in advance of customers orders. It is difficult to forecast customer demand because we do not have any scientific or quantitative method to predict this demand.  Our forecasting is based on management's general expectations about customer demand, the general strength of the retail market and management's historical experiences.  In the past, our experienced management team has been able to plan our production and inventory requirements without building excessively high inventory or incurring significant obsolescence costs .

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

Sales of consumer electronics in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas.  A substantial portion of our sales occur during the second quarter ended September 30 and the third quarter ended December 31.  Combined sales in our second and third quarter of our 2009 fiscal year account for approximately 64% of total sales.

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

We rely principally on independent ocean carriers to ship virtually all of the products that we import to our warehouse facility in Toronto, Canada and in Los Angeles, USA.  Retailers that take delivery of our products in China rely on a variety of carriers to import those products.  Any disruptions in shipping, whether in Toronto, LA or China, caused by labor strikes, other labor disputes, terrorism, and international incidents may prevent or delay our customers' receipt of inventory.  If our customers do not receive their inventory on a timely basis, they may cancel their orders or return products to us.  Consequently, our revenues and net income would be affected.

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

This significant customer accounts for approximately 75% of Cosmo’s sales in the current quarter.  Cosmo anticipates that this customer will continue to account for a significant portion of Cosmo’s sales for the foreseeable future, but is not obligated to any long-term purchases.  They have considerable discretion to reduce, change or terminate purchases of Cosmo’s products.  Cosmo cannot be certain that it will retain this customer or maintain a favorable relationship.

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

COSMO COMMUNICATIONS CORPORATION

By:	/s/ Peter Horak

Name: Peter Horak Title: Chief Executive Officer

Date:	February 17, 2009

By:	/s/ Carol Atkinson

Name: Carol Atkinson Title: Chief Financial Officer

Date:	February 17, 2009