Form 10-K/A
period 2008-03-31
COSMO COMMUNICATIONS CORP
filed 2009-02-26
CIK 718096

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
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

Indicate by check mark if the registrant is not required to file reports pursuant of Section 13 or 15(d) of the Act.     Yes ☐          No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filler ☐          Accelerated filer ☐          Non-accelerated filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2)     Yes ☐          No ☑

The aggregate market value of the Registrant's voting stock held by non-affiliates was undetermined as there have been no quotes on the bid and ask price of the registrant’s common stock. There were 40,467,636 shares of Common Stock issued and outstanding as of June 30, 2008.

COSMO COMMUNICATIONS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2008

Explanatory Note

Cosmo Communications Corporation is filing this amendment on Form 10-K/A to our Annual Report for the period ending March 31, 2008 to address comments received from the SEC’s staff subsequent to filing our Annual Report. Pursuant to such comments, we have amended an incorrect classification of common stock issued for debt on the Consolidated Statements of Cash Flow. We have also updated and amended Item9A, Internal Controls and Procedures to adequately address our internal control over financial reporting. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes- Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-K have been re-executed and re- filed as of the date of this amended report and are included as exhibits hereto.

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

(1) Includes boom boxes, CD players, IPOD docking system)
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

As of March 31, 2008, our working capital was $3.7 million.  Our current liabilities of $12 million include:

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

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED 31 MARCH

(Expressed in United States Dollars)

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,839,916)	$148,087	$146,978

Adjustment to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation	14,202	18,622	23,183
Deferred income taxes	(131,906)	(42,746)	(151,738)
	(1,957,620)	123,963	18,423

Changes in operating assets and liabilities:
Accounts receivable	5,075,471	(5,795,642)	(1,399,688)
Inventories	(1,514,507)	(5,379,148)	929,490
Prepaid expenses and other	(31,731)	355,525	(369,457)
Accounts payable and accrued liabilities	(1,094,672)	713,737	104,829
Taxes payable	826,095	(791,072)	123,821
Accounts payable to parent company	(2,632,474)	12,554,223	152,176

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,329,438)	1,781,586	(440,406)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(2,299)	(5,254)	(7,604)

CASH FLOWS USED IN INVESTING ACTIVITIES	(2,299)	(5,254)	(7,604)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to (from) related parties	-	(1,111,480)	98,805

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	(1,111,480)	98,805

EFFECT OF FOREIGN CURRENCY TRANSLATION	731,681	(101,130)	269,150

NET INCREASE (DECREASE) IN CASH	(600,056)	563,722	(80,055)

CASH, BEGINNING OF YEAR	1,112,228	548,506	628,561

CASH, END OF YEAR	$512,172	$1,112,228	$548,506

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our 2008 fiscal year. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the year ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008.

Management’s Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) and has assessed its effectiveness using the components established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Management concluded that we maintained effective internal control over financial reporting as of March 31, 2008.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth information concerning the directors, executive officers and significant employees of Cosmo as of June 30, 2007:

Name	Age	Position

Philip Lau	60	Chairman of the Board of Directors and President

Peter Horak	66	Chief Executive Officer and Director

Carol Atkinson	59	Chief Financial Officer

Rick Bond	58	Vice President – sales and marketing – USA operation

Yu Wing King	56	Vice President, Hong Kong operation

Jacky Lau	49	Director

Jeff Horak	50	Vice President –Sales and Marketing - Canada Operations

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

Executive Compensation

The following table sets forth certain compensation information for the fiscal years ended March 31, 2007, 2006 and 2005 with regard to (i) Peter Horak, our Chief Executive Officer, and to each of the four most highly compensated executive officers of Cosmo for fiscal 2007, 2006 and 2005:

Summary Compensation Table

Name & Principal Position	Year	Salary ($)		Bonus ($) (5)	Stock Awards($) (5)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Peter Horak CEO and Director (2)	2008 2007 2006	99,324 175.800 138,000		— — —	— — —	— — —	— — —	— — —	11,370 13,600 3.000	110,694 194,.400 141,000
Jeff Horak Vice President - Canada	2008 2007 2006	131,063 175,800 138.000		— — —	— — —	— — —	— — —	— — —	12,671 9,493 22,000	143,734 185,293 160,000
Rick Bond Vice President - USA	2008 2007 2006	100.000 25,000 —	(2)	— — —	— — —	— — —	— — —	— — —	159,250- — —	259,250 25,000 —

Yu Wing King Vice President – Hong Kong	2008 2007 2006	43,524 42,832 47,114		14,318 4,017	— — —	— — —	— — —	— — —	2,418 — —	45,942 63,150 51,131

E. J. Colin National Sales Manager - Canada	2008 2007 2006	67,959 92,300 64,200		— — —	— — —	— — —	—- — —-	— — —	7,511 5,800 12,600	75,470 98,100 76,800

(1)	Includes automobile expense allowances and other employee benefits
(2)	Salary commenced on January 1, 2007

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

GRANTS OF PLAN-BASED AWARDS

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Sh) k	Grant Date Fair Value of Stock and Option Awards l
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold ($) (f)	Target ($) (g)	Maximum ($) (h)

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

The following table sets forth the name, address, number of shares beneficially owned, and the percentage of the Registrant’s total outstanding common stock shares owned by: (i) each of the Registrant’s Officers and Directors; (ii) the Registrant’s Officers and Directors as a group; and (iii) other shareholders of 5% or more of the Registrant’s total outstanding common stock shares. The percentages have been calculated by taking into account all Shares owned on the record date as well as all such Shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the Shares owned. Unless otherwise provided, each person's address is c/o Cosmo Communications Corporation, Unit 2 – 55 Travail Road, Markham, Ontario, Canada.

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

The following is a summary of the fees billed to the Company by DNTW Chartered Accountants, LLP, Deloitte & Touche LLP and Chan & Watt Company for professional services rendered to our company for the fiscal years ended March 31, 2008 and 2007:

	2008	2007
Audit Fees (a)	$37,500	$29,000
Audit Related Fees	-	4,498
Tax Fees (b)	29,315	59,000
Total Fees	66,815	92,498

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
Carol Atkinson
Chief Executive Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ PETER HORAK	Chief Executive Officer and	Feb 26, 2009
Peter Horak	Director (Principal Executive Officer)

/s/ CAROL ATKINSON	Chief Financial Officer and	Feb 26, 2009
Carol Atkinson	Principal Financial Officer and Principal Accounting Officer

/s/ JACKY LAU	Director	Feb 26, 2009
Jacky Lau