Form 10-K/A
period 2008-03-31
COSMO COMMUNICATIONS CORP
filed 2009-06-17
CIK 718096

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

COSMO COMMUNICATIONS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2008

Explanatory Note

Cosmo Communications Corporation is filing this amendment #2 on Form 10-K/A to amend the results of Item9A, controls and procedures, to disclose that our disclosure controls and procedures were not effective. This Form 10-K/A also includes amended certifications on Exhibits 31.1 and 31.2 in accordance with Item 601(b)(31) of Regulation S-K.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes- Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-K have been re-executed and re- filed as of the date of this amended report and are included as exhibits hereto.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

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

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2008.  Due to an oversight, Management did not timely include its Report on Internal Control over Financial Reporting on the Company’s Form 10-K filed on June 30, 2008. However, Management has since included its Report on Internal Control over Financial Reporting and has remediated its disclosure controls and procedures by engaging legal counsel to identify and stay apprised of applicable rules and regulations.

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

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Management concluded that we did maintain effective internal control over financial reporting as of March 31, 2008.

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

Executive Compensation

The following table sets forth certain compensation information for the fiscal years ended March 31, 2007, 2006 and 2005 with regard to (i) Peter Horak, our Chief Executive Officer, and to each of the four most highly compensated executive officers of Cosmo for fiscal 2007, 2006 and 2005:

Summary Compensation Table

Name & Principal Position	Year	Salary ($)		Bonus ($) (5)	Stock Awards($) (5)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Peter Horak	2008	99,324		—	—	—	—	—	11,370	110,694
CEO and Director (2)	2007	175.800		—	—	—	—	—	13,600	194,.400
	2006	138,000		—	—	—	—	—	3.000	141,000
Jeff Horak	2008	131,063		—	—	—	—	—	12,671	143,734
Vice President - Canada	2007	175,800		—	—	—	—	—	9,493	185,293
	2006	138.000		—	—	—	—	—	22,000	160,000
Rick Bond	2008	100.000		—	—	—	—	—	159,250-	259,250
Vice President - USA	2007	25,000	(2)	—	—	—	—	—	—	25,000—
	2006	—		—	—	—	—	—	—	—

Yu Wing King	2008	43,524			—	—	—	—	2,418	45,942
Vice President – Hong Kong	2007	42,832		14,318	—	—	—	—	—	63,150
	2006	47,114		4,017	—	—	—	—	—	51,131

E. J. Colin	2008	67,959		—	—	—	—	—	7,511	75,470
National Sales Manager - Canada	2007	92,300		—	—	—	—	—	5,800	98,100
	2006	64,200		—	—	—	—	—	12,600	76,800

(1)	Includes automobile expense allowances and other employee benefits
(2)	Salary commenced on January 1, 2007

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
Carol Atkinson
Chief Executive Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ PETER HORAK	Chief Executive Officer and	June 11, 2009
Peter Horak	Director (Principal Executive Officer)

/s/ CAROL ATKINSON	Chief Financial Officer and	June 11, 2009
Carol Atkinson	Principal Financial Officer and Principal Accounting Officer

/s/ JACKY LAU	Director	June 11, 2009
Jacky Lau