Form 10-Q/A
period 2008-12-31
COSMO COMMUNICATIONS CORP
filed 2009-06-17
CIK 718096

10Q form10q 123108.htm REPORT FOR THE QUARTER ENDED December 31, 2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ________

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

Explanatory Note

Cosmo Communications Corporation is filing this amendment  on Form 10-Q/A to amend the certifications on Exhibits 31.1 and 31.2 in accordance with Item 601(b)(31) of Regulation S-K.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes- Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-K have been re-executed and re- filed as of the date of this amended report and are included as exhibits hereto.

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	▪ Consolidated Balance Sheets	1
	▪ Consolidated Statements of Operations	2-3
	▪ Consolidated Statements of Cash Flows	4
	▪ Notes to Consolidated Financial Statements	5 - 7
Item 2.	Management’s Discussion & Analysis of Financial Condition and Results of Operations	8 - 14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 1A.	Risk factors	15 - 18
Item 2.	Unregistered Sales of Equity securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5	Other Information	18
Item 6.	Exhibits	19

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$1,561,903	$512,172
Accounts receivable (net of allowance of $196,892 and $25,927 respectively)	6,021,934	3,842,366
Inventories (net of allowance of $461,839 and $554,224 respectively)	11,408,377	11,029,996
Prepaid expenses and deposits	23,810	48,277
Total Current Assets	19,016,024	15,432,761

Equipment and Other Assets
Equipment, net of depreciation	33,960	44,847
Deferred taxes	8,317	8,317
Total Equipment and Other Assets	42,277	53,164

Total Assets	$19,058,301	$15,485,925
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,701,189	$630,563
Accounts payable to parent company	15,658,982	10,739,893
Interest payable to parent company	604,627	604,627
Taxes payable	166,917	311,767
Total Current Liabilities	18,131,715	12,286,850

Stockholders' Equity:
Capital stock	2,023,382	2,023,382
Additional paid in capital	27,704,592	27,704,592
Accumulated other comprehensive (loss) income	(538,839)	323,676
Accumulated deficit	(28,262,549)	(26,852,575)

Total Stockholders' Equity	926,586	3,199,075

Total Liabilities and Stockholders' Equity	$19,058,301	$15,485,925

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

	Three months ended	Three months ended
	December 31, 2008	December 31, 2007
Sales	100%	100%
Cost of products sold	93.9%	91.3%

Gross profit	6.1%	8.7%

Commission income	1.3%	2.0%

Expenses:
Salaries and wages	3.1%	4.6%
General and administrative	3.3%	4.3%
Selling and delivery	7.5%	4.5%
Financial	0.1%	0.1%
Loss (gain)on foreign exchange	7.3%	(0.2%)
Depreciation	-	-
Net loss before income tax	(14%)	(2.2%)
Income tax (recovery) expense	-	0.1%
Net income	(14%)	(2.3%)

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

Date: June 11, 2009

By:	/s/ Carol Atkinson

Name: Carol Atkinson Title: Chief Financial Officer

Date: June 11, 2009