Form 10-K
period 2009-03-31
COSMO COMMUNICATIONS CORP
filed 2009-07-06
CIK 718096

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes ☐     No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act):

Large accelerated filler ☐   Accelerated filer ☐    Non-accelerated filer  ☐   Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2)     Yes ☐          No ☑

The aggregate market value of the Registrant's voting stock held by non-affiliates was undetermined as there have been no quotes on the bid and ask price of the registrant’s common stock. There were 40,467,636 shares of Common Stock issued and outstanding as of June 29, 2009.

COSMO COMMUNICATIONS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2009

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

PART I

Item 1. Business

Overview

Cosmo Communications Corporation (the “Company”, "Cosmo" "we," "us" or "our") was incorporated in the state of Florida in 1983.

The Company is engaged in the development, production, distribution, marketing and sale of consumer electronic audio and video equipment, accessories and clocks.  We contract for the manufacture of all electronic equipment products with factories located in China.  We market certain lines of our products under labels that we have distribution agreements with.  We also sell products under private labels for our major customer.

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

Our principal executive office is located in Ontario, Canada with warehouse facility located in, California, USA.

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

We market and distribute a variety of MP3 and MP4 players with a memory size of 1GB – 4GB capacity. Retail prices have ranged from $30 - $89.

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

•
Audiologic. The Audiologic brand offers a range of radios, CD players, telephones, clock radios, portable boom boxes and multiple CD music systems. These items represent 9% of total sales during the year.

•
Digital Lab: Digital Lab an upgraded line up from the audio category including clock radio’s, MP3 players and audio products with Ipod connectivity. Digital Lab accounted for 5% of total sales during the year.

•
Diamond Brand. Cosmo introduced Diamond Vision and Diamond Sound as a new brand at the end of the 2005 fiscal year with DVD players. We have since added to this line Televisions, portable DVD players and MP3 Players. These items represent 9% of the total sales of the group.

•
Disney. This is a licensed brand name of Disney Enterprises, Inc.  The licensed electronics products include television, DVD players, CD players, and radio alarm clocks.  These items represent 28% of the total sales of the group.

Strategy for Cosmo’s Brands

Cosmo’s goal is to develop, distribute, market and sell consumer electronic audio and video equipment, accessories and clocks of well recognized and respected brands to customers around the world.  Cosmo’s strategy is intended to enhance and reinforce Cosmo’s global brand images among consumers and retailers. Key elements of Cosmo’s strategy are to:

•	Continue to introduce new and technologically innovative products that embody distinctive Cosmo qualities; style and new features;

•	Expand the current product lines by adding new features LCD and Plasma TV’s, MP4 player and IPOD docking unit;

•	Expand Cosmo’s distribution with new and existing customers;

•	Continue the penetration into the US market and expand focus in the Disney brand products

Cosmo Products

Percent of Sales by Product Class

Cosmo sales since 2005 were divided among Cosmo’s principal product classes as shown in the following table:

	Year Ended March 31,

	2009	2008	2007	2006	2005

Product Class:	%	%	%	%	%
MP3 Players	5	7	12	7	-
Other Audio (1)	28	36	27	29	55
Video (2)	59	48	59	62	40
Clocks	7	8	2	2	5
Tools	1	1	-	-	-
Total	100.0%	100.0%	100%	100%	100%

(1) Includes boom boxes, CD players, IPOD docking system
(2) Includes digital photo frames, DVD players, LCD TV, portable DVD and TV/DVD combo

Financial information about geographic segments may be found at Note 12 of the Notes to Consolidated Financial Statements of this Form 10-K.

New Products

Cosmo introduces new products and enhances its existing products on a regular basis.  During fiscal 2009, we launched a new youth line of electronics with design and features to appeal to the youth market.  We conducted an on-line survey in conjunction with one of our major retail customers.  Based on this result, we developed a total of 14 audio and video products for an age group of 9-14 years old, mostly for girls.  The line included portable CD boom box, MP3 players, portable DVD players and assorted sizes of television.  Due to the economic conditions in fiscal 2009, although the sales were strong in the first three months of sales, our major customer has not decided not to continue the youth line in fiscal 2010.

We added minor design changes and features to the Disney line and maintained our other product lines to that of the the prior fiscal year.

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

Our products are sold in United States, Canada and to selective customers in United Kingdom, Mexico, Argentina and Brazil, primarily through mass merchandisers, department stores, electronic stores, chains, and specialty stores. Our products are currently sold in such stores as Wal-Mart (USA and Canada), Super-Stores, Home Hardware, Bargain Shop and Toys “R” Us (Canada).   In fiscal 2009, approximately 47% of our sales were to the customers within Canada and 48% of sales were to the customers in USA.  Sales made to Brazil and Mexico made up approximately 5% of our sales revenue.  Sales are handled by our in-house sales team and our independent sales representatives. Our independent sales representatives are paid a commission based upon sales in their respective territories.  The sales representative agreements are generally one year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days' notice.  During the fiscal year March 31, 2009, we worked with two independent sales representatives in Canada and one in USA.

Sales

As a percentage of total revenues, our net sales in the aggregate to our five largest customers during the fiscal years ended March 31, 2009, and 2008 were approximately 91% and 82%, respectively.

Although we have long-established relationships with all of our customers, we do not have contractual arrangements with any of them. A decrease in business from any of our major customers could have a material adverse effect on our results of operations and financial condition.

Geographic Distribution of Sales

Cosmo’s sales to external customers by geographic region were as follows:

			Years Ended March 31,

Region	2005	2006	2007	2008	2009	2009
						%
	(In thousands)
USA	-	-	13,350	16,568	13,721	47%
Canada	$34,179	$49,743	42,384	17,891	14,293	48%
Europe	1,273	920	113	-	-	-
Others	-	348	440	362	1,449	5%

Total sales	$35,452	$51,011	$56,287	34,821	29,463	100%

Returns

Returns of electronic products by our customers are generally not permitted except in approved situations involving quality defects, damaged goods, or goods shipped in error.  Our policy is to give credit to our customers for their returns, in these approved situations only.  Our total returns represented 3% and 3% of our net sales in fiscal 2009 and 2008, respectively.

We have an ongoing arrangement with Starlight, the Company’s parent, to refurbish our defective products, which are manufactured by Starlight’s factory.  We do not have return privileges with the other five factories we work with.  Starlight does not charge us refurbishment cost.  Outside factories will generally charge 25% to 30% of the original cost to refurbish our products.  We assessed each return product manufactured by the outside factories before we made decisions to repair or to sell as is.  Our policy is to mark down the book value of defective returns produced by the outside factories as they are received back in our warehouse.  Management periodically reviews the value of returned and refurbished goods on hand and adjusts the cost of such inventory after analyzing factors such as economic circumstances, product technology obsolescence and declines in retail sales prices.  Provisions are recognized against returned and refurbished goods to reflect these adjusted values..

Distribution

We distribute our products to retailers and wholesale distributors through two methods: shipment of products from inventory held at our warehouse facility in Canada and USA (domestic sales), and shipments directly through our Hong Kong subsidiary (direct sales).  Domestic sales are made to customers located throughout USA and Canada from inventories maintained at our warehouse facilities.  In the fiscal year ended March 31, 2009, approximately 84% of our sales were sales from our domestic warehouses ("Domestic Sales") and 16% were sales shipped directly from China ("Direct Sales").

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

While our equipment manufacturers purchase our supplies from a small number of large suppliers, all of the electronic components and raw materials used by us are available from several sources of supply, and we do not anticipate that the loss of any single supplier would have a material long-term adverse effect on our business, operations, or financial condition.  To ensure that high standards of product quality and on-time shipping schedules, we utilize independent contractors as our representatives.  These contractors include product inspectors who are knowledgeable about product specifications and work closely with the factories to verify that such specifications are met.  Additionally, our key personnel frequently visit our factories for quality assurance and to maintain good working relationships.

All of the electronic equipment sold by us is warranted to the end user against manufacturing defects for a period of ninety (90) days for labor and parts.  During the fiscal years ended March 31, 2009 and 2008, warranty claims have not been material to our results of operations.

Cosmo believes that its sources and supplies of finished goods, components and other materials are adequate for its needs.  Cosmo has not experienced a significant inability to obtain necessary finished goods, components or other materials.

Reverse Logistic Operations

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

Commission

Revenue received from the reverse logistic operations are treated as commission income. Besides handling the defective returns, we also sell the returns on behalf of our logistic customers.

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

Intellectual Property

We have registered “Audiologic” as our trademark in the United States and Canada and “Diamond Vision” and “Diamond Sound” as our trade marks in Canada.

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

Seasonality and Seasonal Financing

Our business is highly seasonal, with consumers making a large percentage of purchases of our products around the traditional holiday season in our second and third quarter.  These seasonal purchasing patterns and requisite production lead times cause risk to our business associated with the underproduction or overproduction of products that do not match consumer demand.  Retailers also attempt to manage their inventories more tightly, requiring that we ship products closer to the time that retailers expect to sell the products to consumers.  These factors increase the risk that we may not be able to meet demand for certain products at peak demand times, or that our own inventory levels may be adversely impacted by the need to pre-build products before orders are placed.  As of March 31, 2009, we had inventory of $10 million (net of reserves totaling $560,846) compared to inventory of $11 million as of March 31, 2008 (net of reserves totaling $554,224).

Our financing of seasonal working capital during fiscal 2009 was from selling of the inventory carried over from prior year.  We rely on credit terms from our manufacturers to finance the purchase of new inventory.  We also have an understanding from Starlight to provide short term working funds to purchase inventory should we require them.

For fiscal 2010, we plan on minimum financing our inventory purchases by liquidating our inventory and if necessary with short term working funds provided by Starlight.

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

Backlog

We ship our products in accordance with delivery schedules specified by our customers, which usually request delivery within three months of the date of the order.  In the consumer electronics industry, orders are subject to cancellation or change at any time prior to shipment.  In recent years, a trend toward just-in-time inventory practices in the consumer electronics industry has resulted in fewer advance orders and therefore less backlog of orders for us.  We believe that backlog orders at any given time may not accurately indicate future sales.  As of March 31, 2009 we had no backlog of orders and none in the same period in fiscal 2008.  Backlog orders do not take into account of any sales ordered by customers directly from our domestic inventory with order turnaround time of one to two weeks.  We normally have to keep the minimum inventory in our domestic warehouses for these type of sales.

Employees

As of March 31, 2009, we employed 19 people, all of whom are full-time employees, including two executive officers.  Two of our employees are located at our subsidiary in Hong Kong and 17 in Canada.   Of the employees, seven are engaged in warehousing and technical support, and ten in accounting, marketing, sales and administrative functions.  We have never had a work stoppage and none of our employees are unionized. We believe we have good employee relations.

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

As of March 31, 2009, our cash on hand is limited.  We will finance our working capital needs from the collection of accounts receivable, and sales of existing inventory. See "Liquidity and Capital Resources" beginning on page 22. As of March 31, 2009, our inventory was valued at approximately $10 million. If these sources do not provide us with adequate financing, we will be seeking financing from our factories.  If we are not able to obtain adequate financing from our factories when needed, it will have a material adverse effect on our cash flow and our ability to continue operations.

A small number of our customers account for a substantial portion of our revenues, and the loss of one or more of these key customers could significantly reduce our revenues and cash flow.

As a percentage of total revenues, our net sales to our five largest customers during the fiscal period ended March 31, 2009 and 2008 were approximately 91% and 86% respectively.  We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from our largest customers would decrease our revenues and cash flow significantly.

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

Because there is intense competition in the consumer electronic market, we are subject to pricing pressure from our customers.  Many of our customers have demanded that we lower our prices or they will purchase from our competitor's products.  If we do not meet our customer's demands for lower prices, we will not sell as many products.  We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or advertising allowances, which effectively reduce our profit. We gave advertising allowances in the amount of $501,000 during fiscal 2009 and $403,000 during fiscal 2008.  We have historically offered advertising allowances to our customers because it is standard practice in the retail industry.

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

Our gross profit margins have not improved over the past years and we expect a continued competitive market in the future.

Over the past years our gross profit margins have not improved to our expectation due to price competition.  We expect that our gross profit margin might decrease under downward pressure in fiscal 2010 but we are also putting pressure on our manufacturers to lower their production costs.  Based on past experience, we expect that we can pass on the price pressure to our manufacturers.

Our business is seasonal and therefore our annual operating results will depend, in large part, on our sales during the relatively brief holiday season.

Sales of consumer electronics in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas.  A substantial majority of our sales occur during the second quarter ended September 30 and the third quarter ended December 31.  Sales in our second and third quarter, combined, accounted for approximately 77% and 65% of total sales in fiscal 2009 and 2008 respectively.

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

We rely principally on independent ocean carriers to ship virtually all of the products that we import to our warehouse facilities in Los Angeles, USA and in Toronto, Canada.  Retailers that take delivery of our products in China rely on a variety of carriers to import those products.  Any disruptions in shipping, whether in Los Angeles, Toronto or China, caused by labor strikes, other labor disputes, terrorism, and international incidents may prevent or delay our customers' receipt of inventory.  If our customers do not receive their inventory on a timely basis, they may cancel their orders or return products to us.  Consequently, our revenues and net income would be affected.

Our manufacturing operations are located in the People’s Republic of China, subjecting us to risks common in international operations. If there is any problem with the manufacturing process, our revenues and net profitability may be affected.

We are using five factories in the People's Republic of China to manufacture the majority of our products. These factories will be producing all of our products in fiscal 2010.  Our arrangements with these factories are subject to the risks of running business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business.  Furthermore, we have limited control over the manufacturing processes themselves.  As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow.  Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

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

Cosmo’s largest customer accounts for 70%, 76% and 93% of Cosmo’s sales in 2009, 2008 and 2007 respectively. Cosmo anticipates that this customer will continue to account for a significant portion of its sales for the foreseeable future but is not obligated to any long-term purchases.  It has considerable discretion to reduce, change or terminate purchases of Cosmo’s products.  Cosmo cannot be certain that it will retain this customer or maintain a favorable relationship.

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

Item 1B. Unresolved Staff Comments

None.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of our 2009 fiscal year.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Since 2001, our common stock shares have not been traded on the OTC Bulletin Board.  There were no quotes of high and low during fiscal 2009.  We have 396 recorded holders of our common stock on June 30, 2009.

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

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” and Item 8, “Financial Statements and Supplementary Data” Included elsewhere in this Annual Report. The statements of operations data for the years ended March 31, 2009, 2008, 2007, 2006, and 2005 and the balance sheet data at March 31, 2009, 2008, 2007, 2006 and 2005 are derived from our audited financial statements which are included elsewhere in this Annual Report.  The statement of operations data for the year ended March 31, 2006 and 2005 and the balance sheet data at March 31, 2006 and 2005 are derived from our audited financial statements which are not included in this Form 10-K.  The historical results are not necessarily indicative of results to be expected for future periods. Prior period amounts have been reclassified to conform to the 2009 presentation.

	Years Ended March 31,
	2009	2008	2007	2006	2005 Restated

	(In thousands, except per share data)
Consolidated Statements of Operations:
Net sales	$29,463	$34,821	$56,287	$51,011	$35,452
Cost of products sold	27,458	32,915	53,034	48,157	32,846

Gross profit	2,005	1,906	3,253	2,854	2,606
Other income	431	852	1,566	1,509	1,854
Operating expenses:
Selling and delivery	2,012	1,089	1,677	1,033	1,382
General and administrative	2,375	3,040	2,901	2,684	1,921
Depreciation and amortization	15	14	19	23	32

Total operating expenses	4,402	4,143	4,597	3,740	3,335

Operating income (loss)	(1,966)	(1,385)	223	623	1,125
Interest and other expense	930	126	238	304	232
Taxes – current and deferred	(183)	329	(164)	172	697
Net income (loss)	$(2,714)	$(1,840)	$148	$147	$196

Income (loss) per share:
Basic and diluted	$(0.07)	$(0.05)	$0.01	$0.01	$0.01
Weighted average shares:
Basic and diluted	40,467	40,467	29,602	29,104	29,104

	As of March 31 (in thousands)
	2009	2008	2007	2006	2005 Restated
Balance Sheet Data:
Cash	444	$512	$1,112	$549	$629
Total assets	13,237	15,486	20,133	8,249	7,616
Total current liabilities	13,448	12,287	15,826	5,989	5,772
Total long-term liabilities	0	0	0	0	0
Stockholders’ equity (deficit)	-211	3,199	4,307	2,260	1,844

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes filed herewith. Our fiscal year ends March 31. This document contains certain forward-looking statements including, among others, regarding anticipated trends in our financial condition and results of operations and our business strategy. (See Part I, Item 1A, "Risk Factors"). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Results of Operations

Overview

Our operations were adversely affected by the global financial turmoil in the second half of fiscal 2009.  Our sales dropped by 15%, mainly in the Disney line.  We introduced a new youth line of electronics for the youth during the fiscal year, which helped increase our sales but did not compensate for the loss of sales in Disney products. The youth line did help to improve the gross profit margin.  Gross profit margin increased from 5.5% in fiscal 2008 to 6.8% in the current fiscal year.

The weak economy during the second half of the fiscal year also contributed to strong competitive pricing in the retail market.  Consequently, we have to take steps to mark down some of our inventory on hand subsequent to the balance sheet date.

There was a large fluctuation between the Canadian dollar versus the US dollar during the fiscal year.  The fluctuation was 28% from the high to the low resulting in an exchange loss to the group of approximately $739,000.  The Canadian operation purchased its inventory in US currency.  A sharp decline in the Canadian dollar required more Canadian dollars to repay its debts to overseas vendors.

We have taken steps to control our operating costs while sales were decreasing in the fiscal year; however the weak economy forced us to offer more advertising and mark down allowances to our retail customers to move the inventory in our customers’ stores.  The net increase in operating expenses was approximately $260,000.  Selling expenses increased by approximately $923,000 offset by cuts in salaries and wages of approximately $511,000, and savings in administrative expenses of approximately $152,000.

Fiscal Year Ended March 31, 2009 Compared with Fiscal Year Ended March 31, 2008

Sales

Net sales decreased by $5.4 million compared to prior year.  The biggest decrease was in the Disney line which decreased by $4.3M compared with the prior fiscal year.  The decrease in Disney demands coincided with a sharp decline in the overall toys segment in North America during the Christmas holiday season.  The remaining decrease in sales was in the MP3 players and clocks category.  The clocks segment was affected by a sharp increase in the costs of the products.  The retail price of clocks increased and the cost was passed on to our customers.  The decrease in clock sales was a reflection of the initial resistance by consumers to pay the higher prices.  Decrease in the clocks category was $1.1M in fiscal 2009 compared to fiscal 2008.

The mix between direct import sales and domestic warehouse sales in fiscal 2009 was 16% to 84% compared with 24% to 76% in fiscal 2008.  During weak economic times, our retail customers were cautious not to purchase container loads of goods with a long lead time.  As a result of this, it increased our need to hold inventory on hand at our warehouses in order to create sales.  This however also created a longer cycle of collecting cash from our sales of inventory on hand, rather than inventory on order.

Gross Profit

Gross profit for fiscal 2009 was $2 million or 6.8% of revenues compared with 5.5% in fiscal 2008.  The increase in gross profit margin was mainly attributable to the introduction of the new youth line and an increase in the domestic warehouse sales mix where selling prices are higher than our direct import sales.  In domestic warehouse sales we have to factor in the carrying costs of storing and handling to inventory as well as the freight component of delivering the goods.

Commission Income

Our commission and other income consist of commissions earned on brokering sales and handling return products for Starlight and another manufacturer.   Commission income decreased from approximately $852,000 in fiscal 2008 to $431,000 in this fiscal year. The weak economy caused a general reduction in demands for goods and services, and thus we handled less returns for our customers in our reverse logistics operations.

Operating Expenses

Operating expenses for the current fiscal year increased from approximately $4.1 million to $4.4 million in fiscal 2009.  Selling and warehousing contributed the largest increase of approximately $923,000.  In the current fiscal year, we switched the status of two sales executive from salaried staff to commission based staff.  We also incurred higher warehousing expenses this fiscal year as Starlight, our parent company, bore the Disney products storage and handling in fiscal 2008 and no longer picked up these expenses in this fiscal year as the subsidy was for the first year only.  We also provided higher advertising allowances to our customers during the weak holiday season to induce sales.  In administrative expense, we made cuts in all discretionary expenses such as travel which resulted in 12% of savings, partially offset by an increase of approximately $175,000 in bad debts expenses.  Salaries and wages decreased by approximately $500,000 as offset to the increase in commission expense.

Financial expenses and exchange loss

We incurred a large exchange loss in the third quarter of the current fiscal year.   A sharp decline in exchange rates between the Canadian and US dollars from 0.96 of one US dollar to 0.82 during the third quarter attributed to an annual exchange loss of approximately $739,000.

Interest expense increased by approximately $87,000 due to a re-assessment of income tax liabilities in our Canadian subsidiary.

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

For the fiscal year ended March 31, 2009, we recovered income tax expense in the amount of $183,067.  In the prior years a tax audit on the Canadian subsidiary was conducted on years 2004 and 2005 and additional taxes were reassessed.  Taxes related to these audits amounted to $714,638 in fiscal 2008.  The current year tax recovery was a result of carryback of losses in the current year to prior years.  The Company does not anticipate future changes in rates and as such does not anticipate such variances in its current or deferred taxes in subsequent years.

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

Liquidity and Capital Resources

On March 31, 2009, we had cash on hand of $444,410 compared to cash on hand of $512,172 on March 31, 2008.  The decrease of cash on hand was primarily due to the effect of foreign currency translation.  The Canadian dollar was extremely volatile during the current fiscal year resulting in a big loss in translation of Canadian dollar to US dollar.

Cash flows provided by operating activities were $627,964 for the year ended March 31, 2009.  We have reduced our receivables and inventories at year end but we continuously rely on trade credits from our parent company.

Cash used in investing activities for the year ended March 31, 2009 was minimal. Cash used in investing activities was for small purchase of office equipment in Canada.

There have been no cash flows from financing activities for the fiscal year ended March 31, 2009.

As of March 31, 2009 our working capital was in deficit by approximately $249,000. Our current liabilities of $13.4 million include:

•	amount due to Starlight resulting from normal course of the business for $12 million;
•	current liabilities resulting from normal course of the business with other factories and suppliers for $0.8 million;
•	advance from Starlight for $0.6 million

We expect our factories will continue to provide credits to us and that Starlight will not demand immediate repayment of current liabilities and will provide financing to us if we require additional short term working capital.

Off Balance Sheet Arrangements

Cosmo does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (VIE’s), which would be established for the purpose of facilitating off-balance sheet arrangements. As of March 31, 2009, Cosmo did not have any unconsolidated VIE’s.

Contractual Obligations as of March 31, 2009
Cosmo had contractual obligations at March 31, 2009 as follows:

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Interest payable to related party	$604,627	$604,627	$—	—	—
Operating leases	$1,254,112	$276,718	$836,814	$140,580—	—

Working Capital Requirements for the Short and Long Term

During the next twelve month period, we plan on financing our working capital needs from:

•	The collection of accounts receivable;
•	Sales of existing inventory; and
•	The Continued support of factories in China that finance our purchases of goods for fiscal 2010.

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

During fiscal 2010, we will continue to control our operating costs.  We expect domestic sales will continue to expand which will improve our working capital to finance inventory and accounts receivable.

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

Exchange Rates

For direct sales, we sell our products in U.S. dollars and pay for all of our manufacturing costs in either U.S. or Hong Kong dollars. Operating expenses of the Hong Kong office are paid in Hong Kong dollars.  The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at approximately HK $7.80 to U.S. $1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar.  Operating expenses of our Canada office is paid in Canadian dollar, and domestic sales are received in Canadian dollars.  The exchange rate between the Canadian dollar and US dollar can represent an exchange risk to us.  Therefore any adverse fluctuation in this exchange rate may have a material effect on our business, financial condition or results of operation.  The overall percentage of domestic sales in Canadian dollars is at approximately 47% of total sales. Due to the increase in domestic sales in Canada in the current fiscal year, our parent company entered into five forward exchange contracts with a total amount of $2 million Canadian dollars during the third and fourth quarters of the fiscal year. These forward contracts enable us to pay some of our trade debts to our parent company in Canadian dollars and converted these to US dollars at the rates locked in the forward contracts.

Seasonal and Quarterly Results

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for electronic audio and video equipment during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 77% and 65% of net sales in fiscal 2009, and 2008, respectively.

Our results of operations may also fluctuate from quarter to quarter as a result of the amount and timing of orders placed and shipped to customers, as well as other factors. The fulfillment of orders can therefore significantly affect results of operations on a quarter-to-quarter basis.

Inflation

Inflation has not had a significant impact on the Company's operations.  The Company has historically passed on any price increases to customers since prices charged by the Company are generally not fixed by long-term contracts.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. For fiscal 2009, the Company had significant estimates for allowances for doubtful accounts in the amount of $196,426, allowance for obsolete inventory reserve of $560,846 and sales return and allowance reserve of $104,641.

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

While we believe that if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so.  These exposures are directly related to our normal operating and funding activities.  Historically and as of March 31, 2009, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

Interest Rate Risk

As of March 31, 2009, we have borrowed from Starlight and discounted our trade bills to obtain cash advance on our direct sales.  An increase in prime rate will increase our costs of borrowing accordingly.

Foreign Currency Risk

We have a wholly-owned subsidiary in USA, a wholly-owned subsidiary in Canada and a wholly-owned subsidiary in Hong Kong.  Sales by the Canadian operations made in Canada are denominated in Canadian dollar; purchases of inventory are denominated in US or Hong Kong dollar, and operating expenses in Canadian dollar.  The Hong Kong operating expenses are denominated in Hong Kong dollar, sales are denominated in U.S. dollar, and purchases of inventory are denominated in U.S. or Hong Kong dollar.  These transactions create exposures to changes in exchange rates.  Changes in the Hong Kong dollar exchange rate and Canadian dollar exchange rate with the U.S. dollar may positively or negatively affect our gross margins, operating income and retained earnings. We do not believe that near-term changes in the exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Canadian and Hong Kong dollar.  We incurred a large exchange loss in the third quarter of the current fiscal year.   A sharp decline in exchange rates between the Canadian and US dollars from 0.96 of one US dollar to 0.82 during the third quarter attributed to an annual exchange loss of approximately $739,000.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cosmo Communications Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cosmo Communications Corporation and Subsidiaries as of 31 March 2009 and 2008 and the related consolidated statements of loss and comprehensive loss, stockholders' equity (deficit) and cash flows for the years ended 31 March 2009, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, such consolidated financial statements present fairly, in all material respects, the financial position of Cosmo Communications Corporation and Subsidiaries as of 31 March 2009 and 2008 and the results of its operations and cash flows for the years ended 31 March 2009, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ DNTW Chartered Accountants, LLP

Licensed Public Accountants
Markham, Ontario, Canada

15 June 2009

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS AT 31 MARCH

(Expressed in United States Dollars)

	Note	2009	2008

ASSETS
Current Assets
Cash		$444,410	$512,172
Accounts receivable, less allowance of $196,426 and $25,927 at 31 March 2009 and 2008, respectively	3	2,551,434	3,842,366
Inventories		10,187,934	11,029,996
Prepaid expenses and other		15,145	48,227

Total Current Assets		13,198,923	15,432,761

Equipment and Other Assets
Equipment, net	4	30,241	44,847
Deferred taxes	5	8,317	8,317

Total Equipment and Other Assets		38,558	53,164

Total Assets		$13,237,481	$15,485,925

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	7	693,583	$630,563
Accounts payable to parent company	6	12,098,477	10,739,893
Taxes payable	5	51,660	311,767
Interest payable to parent company	6	604,627	604,627

Total Liabilities		13,448,347	12,286,850

Commitments	8

Stockholders' Equity (Deficit)
Capital stock	9	2,023,382	2,023,382
Additional paid-in capital		27,704,592	27,704,592
Accumulated other comprehensive income (loss)		(371,782)	323,676
Accumulated deficit		(29,567,058)	(26,852,575)

Total Stockholders' Equity (Deficit)		(210,866)	3,199,075

Total Liabilities and Stockholders' Equity (Deficit)		$13,237,481	$15,485,925

The accompanying notes are an integral part of these consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED 31 MARCH

(Expressed in United States Dollars)

	2009	2008	2007

SALES	$29,463,154	$34,820,750	$56,287,515

COST OF PRODUCTS SOLD	27,458,287	32,915,382	53,034,341

GROSS PROFIT	2,004,867	1,905,368	3,253,174

COMMISSION INCOME	430,982	852,238	1,566,157

OPERATING EXPENSES
Salaries and wages	1,310,628	1,822,066	1,748,757
General and administrative	1,064,791	1,217,493	1,151,962
Selling and delivery	2,012,088	1,088,947	1,677,460
Depreciation	14,874	14,202	18,622

TOTAL OPERATING EXPENSES	4,402,381	4,142,708	4,596,801

(LOSS) INCOME FROM OPERATIONS	(1,966,532)	(1,385,102)	222,530

Financial	191,578	104,916	345,838
Loss (gain) on foreign exchange	739,437	21,413	(107,817)

LOSS BEFORE TAXES	(2,897,547)	(1,511,431)	(15,491)

INCOME TAXES (RECOVERY)	(183,067)	(254,247)	(310,442)

DEFERRED INCOME TAXES	-	(131,906)	(42,746)

REASSESSMENT OF PRIOR YEARS INCOME TAXES	-	714,638	189,610

NET (LOSS) INCOME	$(2,714,480)	$(1,839,916)	$148,087

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(695,458)	731,681	(101,130)

COMPREHENSIVE (LOSS) INCOME	$(3,409,938)	$(1,108,235)	$46,957

(LOSS) INCOME PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.07)	$(0.05)	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	40,467,636	40,467,636	29,602,132

The accompanying notes are an integral part of these consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED 31 MARCH 2009,  2008 AND 2007

(Expressed in United States Dollars)

	Shares	Capital Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, 31 March 2006	29,104,000	$1,455,200	$26,272,774	$(306,875)	$(25,160,749)	$2,260,350
Common stock issued for debt	11,363,636	568,182	1,431,818	-	-	2,000,000
Foreign currency translation	-	-	-	(101,130)		(101,130)
Net gain for the year	-	-	-		148,087	148,087
Balance, 31 March 2007	40,467,636	2,023,382	27,704,592	(408,005)	(25,012,662)	4,307,307
Foreign currency translation	-	-	-	731,681	-	731,681
Net loss for the year	-	-	-	-	(1,839,916)	(1,839,916)
Balance, 31 March 2008	40,467,636	2,023,382	27,704,592	323,676	(26,852,578)	3,199,072
Foreign currency translation	-	-	-	(695,458)	-	(695,458)
Net loss for the year	-	-	-	-	(2,714,480)	(2,714,480)
Balance, 31 March 2009	40,467,636	$2,023,382	$27,704,592	$(371,782)	$(29,567,058)	$(210,866)

The accompanying notes are an integral part of these consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED 31 MARCH

(Expressed in United States Dollars)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,714,480)	$(1,839,916)	$148,087
Adjustment to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation	14,874	14,202	18,622
Deferred income taxes	-	(131,906)	(42,746)
	(2,699,606)	(1,957,620)	123,963
Changes in operating assets and liabilities:
Accounts receivable	1,290,932	5,075,471	(5,795,642)
Inventories	842,062	(1,514,507)	(5,379,148)
Prepaid expenses and other	33,082	(31,731)	355,525
Accounts payable and accrued liabilities	63,017	(1,094,672)	713,737
Taxes payable	(260,107)	826,095	(791,072)
Accounts payable to parent company	1,358,584	(2,632,474)	12,554,223
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	627,964	(1,329,438)	1,781,586
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(268)	(2,299)	(5,254)
CASH FLOWS USED IN INVESTING ACTIVITIES	(268)	(2,299)	(5,254)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances to (from) related parties	-	-	(1,111,480)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	-	(1,111,480)
EFFECT OF FOREIGN CURRENCY TRANSLATION	(695,458)	731,681	(101,130)
NET INCREASE (DECREASE) IN CASH	(67,762)	(600,056)	563,722
CASH, BEGINNING OF YEAR	512,172	1,112,228	548,506
CASH, END OF YEAR	$444,410	$512,172	$1,112,228

The accompanying notes are an integral part of these consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED 31 MARCH 2009 AND 2008

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.   For fiscal 2009, the Company had significant estimates for allowances for doubtful accounts in the amount of $196,426, allowance for obsolete inventory reserve of $560,846 and sales return and allowance reserve of $104,641.

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

Consolidated Statements of Income Classifications

The Company calculates its gross profit as the difference between its revenue and the associated cost of products sold.  Cost of products sold includes direct product costs, inbound freight, excise taxes, casualty insurance, import duties and broker fees, vendor allowances, and increases or decreases to the Company’s FIFO reserve.  The Company’s gross profit may not be comparable to other entities whose shipping and handling expenses are a component of cost of sales.  Instead the Company includes these costs in selling and delivery expenses which amounted to $1,120,935 (2008 - $606,396).

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

Inventories

Inventories are valued at the lower of cost and net realizable value.  Cost is determined on a first-in, first-out basis.  Inventory is comprised of finished products that the Company intends to sell to its customers.  The Company periodically makes judgments and estimates regarding the future utility and carrying value of its inventory.  The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value.  The Company has inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the year ended 31 March 2009, the Company’s inventory reserve was $560,846 ($554,224 in 2008).

Trade receivables

The Company's accounts receivable and related allowance for doubtful accounts are analyzed in detail on a quarterly basis and all significant customers with delinquent balances are reviewed to determine future collectability. Reserves are established in the quarter in which the Company makes the determination that the account is deemed uncollectible. The Company maintains additional reserves based on its historical bad debt experience. The provision for accounts receivables was assessed during the years ended 31 March 2009 and 2008 as $196,426 and $25,927, respectively.

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

Income Taxes

The Company accounts for income taxes pursuant to Statements of Financial Standards (“SFAS”) No. 109, Accounting for Income Taxes.  Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, receivables, payables, and advances from the parent company.

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.  At 31 March 2009 and 2008, the carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities, and loans payable approximate their fair values due to the short-term maturities of these instruments.

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

There were no dilutive financial instruments for the years ended 31 March 2009 and 2008.

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

Concentration of Credit Risks

SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance sheet risk and credit risk concentration.  The Company is exposed to credit risk on accounts receivable from its customers.   In order to reduce its credit risk, the Company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of their credit terms. Our five largest customers during fiscal year 2009 made up approximately 91% o f our total revenues (2008 – 82%).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (R) Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after 15 December 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

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

In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, "Determination of the Useful Life of Intangible Assets." FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The provisions of FSP No. 142-3 are effective for fiscal years beginning after 15 December 2008 and interim periods within those fiscal years. We are in the process of evaluating the impact, if any, that FSP No. 142-3 will have on our consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. SFAS No. 165 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. SFAS No. 165 is effective for interim and annual periods ending after 15 June 2009 and must be applied prospectively.

Reclassifications

Certain information provided for the prior years have been reclassified to conform to the current year presentation.

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

The following is the activity within the Company’s consolidated valuation and qualifying accounts and reserves for fiscal 2009 and 2008:

	Balance at Beginning of Year	Additions (Reductions) Charged to Costs and Expenses	Deductions	Balance at End of Year
Year ended 31 March 2009

Deducted from asset account:
Allowance for doubtful accounts	$25,927	$175,206	$4,707	$196,426
Sales return and allowance reserve	138,438	2,837,532	2,871,329	104,641
Total	$164,365	$3,012,738	$2,876,036	$301,067

Year ended 31 March 2008

Deducted from asset account:
Allowance for doubtful accounts	$6,520	$30,323	$10,916	$25,927
Sales return and allowance reserve	381,270	1,359,375	1,602,207	138,438
Total	$387,790	$1,389,698	$1,613,123	$164,365

4.	EQUIPMENT

The components of equipment are as follows:

	Cost	Accumulated Depreciation	Net 2009	Net 2008

Furniture and fixtures	$42,462	$(40,425)	$2,037	$3,147
Equipment	31,858	(29,991)	1,867	2,844
Computer	53,295	(42,857)	10,438	15,233
Warehouse equipment	68,575	(52,676)	15,899	23,623
	$196,190	$(165,949)	$30,241	$44,847

5.	INCOME TAXES

The provision for income taxes reconciles to the amount obtained by applying the statutory income tax rates of 33% (2008 - 36.12%) in Canada, 16.5% (2008 - 17.5%) in Hong Kong and 16.5% (2008 - 15.5%) in US to income before provision for taxes as follows:

	2009	2008

Computed expected tax	$(731,668)	$(278,083)
Expenses not deductible for tax purposes	55,434	15,653
Equipment	(160)	3,376
Tax losses available for carryforward	860,843	3,907
Other	(367,517)	900
Provision for income taxes	$(183,068)	$(254,247)

The Company has $3,991,187 of tax losses available to offset future taxable income.  $1,056,459 of these losses are held in our Canadian subsidiary and expire in 2019.  $2,436,679 of these losses are held in our Hong Kong subsidiary and can be carried forward indefinitely.  The remaining $498,049 tax losses are held in our US subsidiary and expire in 2023.

During the 2008 fiscal year, Cosmo Communications Canada Inc. settled a corporate tax audit with the Canada Revenue Agency related to allocation of income between Canada and Hong Kong.  The adjustments were to taxable income for the fiscal years 31 March 2004 and 2005 and totaled $714,638 in additional corporate taxes payable.  The tax audits are now closed for these years.

The components of deferred income taxes have been determined at the combined Canadian federal and provincial statutory rate of 33% (2008 - 36.12%)  as follows:

	2009	2008

Deferred income tax assets (liabilities):
Book over tax depreciation	$8,317	$8,317
Tax losses carried forward	860,843	3,907
Valuation allowance	(860,843)	(3,907)
Deferred income taxes	$8,317	$8,317

6.	AMOUNTS PAYABLE TO PARENT COMPANY

As of 31 March 2009, the Company owed $12,703,104 (2008 - $11,344,520) to The Starlight Group of Companies, the principal corporate shareholder of the Company ("Starlight").  Of this amount $12,098,477 (2008 - $10,739,893) was owed in the form of trade payable and the remainder was in the form of advances and interest on advances.  The advances from Starlight were paid for by the issuance of shares in the fiscal year ended 31 March 2007, leaving only the accrued interest as payable.  These amounts are payable on demand and Starlight has agreed not to charge further interest on the accrued interest payable.  Interest accrued as of 31 March 2009 was $604,627 (2008 - $604,627).

7.	ACCOUNT PAYABLE AND ACCRUED LIBILITIES

The balance is comprised of:

	2009	2008

Trade payables	207,530	350,739
Accrued liabilities	152,211	84,714
Claims payable	229,198	56,672
Sales return and allowance reserve	104,641	138,438
	$693,580	$630,563

8.	COMMITMENTS

The Company leases premises under an operating lease with a five year term in Canada and shares the facilities for its Hong Kong operation.  Minimum lease commitments under the leases at 31 March 2009 were:

2010	$276,718
2011	276,718
2012	278,938
2013	281,158
2014	140,580
$1,254,112

9.	CAPITAL STOCK
Authorized
30,000	preferred stock, cumulative, convertible at $0.01 par value
9,970,000	preferred stock, at $0.01 par value
50,000,000	common stock at $0.05 par value, voting, participating

	2009	2008
Issued
40,467,636 Common stock (2006 - 29,104,000)	$2,139,132	$2,139,132
2,314,567 Treasury stock	(115,750)	(115,750)
	$2,023,382	$2,023,382

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

During the year ended 31 March 2009, the Company purchased $25,191,456 (2008 - $27,532,352) of goods from Starlight and received no commissions from Starlight (2008 - $56,648).

11.	ECONOMIC DEPENDENCE

The Company is economically dependent on its parent company for the supply of inventory products to its customers.  For fiscal 2009, the Company purchased 92% of its inventory needs from Starlight (2008 -84%).

A mass-market merchandiser and chain store located in Canada and US is the Company's largest customer, which accounted for approximately 70% of sales in 2009 and 76% in 2008.  Economic dependence exists with this identified customer.  Loss of the customer may have significant adverse results to the financial position of the Company.

As of 31 March 2009, the accounts receivable from this customer amounted to approximately $1,842,933 (2008 - $1,721,833) and claims payable for inventory returns amounted to approximately $12,964 (2008 - $56,671).

12.	OPERATING SEGMENT INFORMATION

The Company operated in one business segment and all of its sales are consumer electronic products.  The Company's customers are principally in Canada and in the USA.  Borrowings are principally in the United States.

	Canada	Hong Kong	United States	Total

2009
Assets	5,503,949	377,210	7,356,322	13,237,481
Sales, net	10,778,530	4,963,244	13,721,380	29,463,154
Gross margin	709,142	280,280	1,015,445	2,004,867
Net loss	(1,182,248)	(1,034,185)	(498,048)	(2,714,481)

2008
Assets	6,966,433	783,441	7,978,424	15,728,298
Sales, net	9,882,697	8,369,762	16,568,291	34,820,750
Gross margin	736,784	348,152	820,432	1,905,368
Net loss	(1,660,839)	(153,868)	(25,209)	(1,839,916)

13.	SUPPLEMENTAL CASH FLOW INFORMATION
During the year ended 31 March 2009 the Company paid interest of $55,547 (2008 - $74,593) and paid income taxes of $312,428 (2008 - $392,118).

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our 2009 fiscal year. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Management concluded that we maintained effective internal control over financial reporting as of March 31, 2009.   Since the material weakness over financial reporting for fiscal March 31, 2008 was detected, management has secured the service of outside service which provides the reviewing our compliance concerning disclosure on our financial reporting.

(b)  Changes in internal control over financial reporting.  There have been no changes in our internal control financial reporting that occurred during the year ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Our management team will continue to evaluate our internal control over financial reporting in 2009.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth information concerning the directors, executive officers and significant employees of Cosmo as of June 29, 2009:

Name	Age	Position

Philip Lau	61	Chairman of the Board of Directors and President

Peter Horak	67	Chief Executive Officer and Director

Carol Atkinson	60	Chief Financial Officer

Yu Wing King	57	Vice President, Hong Kong operation

Jacky Lau	50	Director

Jeff Horak	51	Vice President –Sales and Marketing - Canada Operations

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

Yu Wing Kin – Vice President, Administration, Hong Kong

Mr. Yu has served as Vice President of Administration of Cosmo Hong Kong since joining the Company in August 1978.

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

Compliance with Section 16(A) of the Exchange Act.

To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended March 31, 2009, its officers, directors and 10% shareholders complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

Compensation of Directors

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made in the fiscal year ended March 31, 2009.

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

Board Directors generally receive meeting attendance fees of $300. However, each such director waived his/her rights to receive such fees during fiscal 2009. Annual retainers are not currently provided to directors; however, such retainers may be re-instituted in the future.

Executive Compensation

The following table sets forth certain compensation information for the fiscal years ended March 31, 2009, 2008 and 2007 with regard to (i) Peter Horak, our Chief Executive Officer, and to each of the four most highly compensated executive officers of Cosmo for fiscal 2009, 2008 and 2007:

Summary Compensation Table
Name & Principal Position	Year	Salary ($)	Bonus ($) (5)	Stock Awards($) (5)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Peter Horak	2009	89,693	—	—	—	—	—	8,610	98,303
CEO and Director	2008	99,324	—	—	—	—	—	11,370	110,694
	2007	175,800	—	—	—	—	—	13,600	189,400
Jeff Horak	2009	94,178	—	—	—	—	—	9,687	103,865
Vice President - Canada	2008	131,063	—	—	—	—	—	12,671	143,734
	2007	175,800	—	—	—	—	—	9,493	185,293
Yu Wing King	2009	45,978	1,267	—	—	—	—		47,245
Vice President – Hong Kong	2008	43,524		—	—	—	—	2,418	45,942
	2007	42,832	14,318	—	—	—	—	—	57,150

E. J. Colin	2009	94,178	—	—	—	—	—	5,920	100,098
National Sales	2008	67,959	—	—	—	—	—	7,511	75,470
Manager - Canada	2007	92,300	—	—	—	—	—	5,800	98,100

(1)      Includes automobile expense allowances and other employee benefits

Employment Agreements

The Company signed no new employment agreements during fiscal 2009 and signed two employment agreements with two executive officers during fiscal 2008.

OPTION GRANTS IN FISCAL 2009 (1)

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

Outstanding Equity Awards At Fiscal Year-End (1)

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of March 31, 2009.

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

Item 13. Certain Relationships and Related Transactions

During the year ended March 31, 2009, we purchased $25,191,456 (2008 - $27,532,352) of goods from our parent company, Starlight and received no commissions (2008 - $56.648).

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to the Company by DNTW Chartered Accountants, LLP, Jeremy Karkheck CA Professional Corporation, Deloitte & Touche LLP and Chan & Watt Company for professional services rendered to our company for the fiscal years ended March 31, 2009 and 2008:

	2009	2008
Audit Fees (a)	$48,215	$37,500
Audit Related Fees		-
Tax Fees (b)	26,629	29,315
Total Fees	74,844	66,815

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

Financial Statement Schedule

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
COSMO COMMUNICATIONS CORPORATION

Description	Balance at Beginning of Year	Additions (Reductions) Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended March 31, 2009
Deducted from asset account:
Allowance for doubtful accounts	$25,927	$175,206	$4,707	$196,426
Sales return and allowance reserve	138,438	2,837,532	2,871,329	104,641

Total	$164,365	$3,012,738	$2,876,036	$301,067

Year ended March 31, 2008
Deducted from asset account:
Allowance for doubtful accounts	$6,520	$30,323	$10,916.	$25,927
Sales return and allowance reserve	381,270	1,359,375	1,602,207	138,438

Total	$387,790	$1,389,698.	$1,613,123	$164,365

Year ended March 31, 2007
Deducted from asset account:
Allowance for doubtful accounts	$14,040	$(18,387)	$(10,867)	$6,520
Sales return and allowance reserve	245,770	2,992,413	2,856,913	381,270

Total	$259,810	$2,974,026	$2,846,046	$387,790

Other financial statement schedules have not been presented, as they are not applicable.

Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation as amended +

3.2	Registrant's Bylaws ++

21.1	List of Subsidiaries of Cosmo Communications Corporation ++++

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Peter Horak *

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carol Atkinson *

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

+	Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 1992, as amended.

++	Incorporated by reference to our Registration Statement (File No. 2-83088).

++++	Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2006 filed with the SEC on August 8, 2006.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d), as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Markham, Ontario, Canada on June 29, 2009.

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
Carol Atkinson
Chief Executive Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ PETER HORAK	Chief Executive Officer and	July 6, 2009
Peter Horak	Director (Principal Executive Officer)

/s/ CAROL ATKINSON	Chief Financial Officer and	July 6, 2009
Carol Atkinson	Principal Financial Officer and Principal Accounting Officer

/s/ JACKY LAU	Director	July 6, 2009
Jacky Lau