Form 10-Q
period 2009-06-30
COSMO COMMUNICATIONS CORP
filed 2009-08-14
CIK 718096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

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

August 14, 2009

Common – 40,467,636 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format         Yes      ☐         No     ☒

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	• Consolidated Balance Sheets	1
	• Consolidated Statements of Operations	2
	• Consolidated Statements of Cash Flows	3
	• Notes to Consolidated Financial Statements	4 - 7
Item 2.	Management’s Discussion & Analysis of Financial Condition and Results of Operations	8 - 14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 1A.	Risk factors	15 - 18
Item 2.	Unregistered Sales of Equity securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5	Other Information	18
Item 6.	Exhibits	19

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2009	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$506,560	$444,410
Accounts receivable (net of allowance of $198,143 and $196,426 respectively)	1,977,185	2,551,434
Inventories (net of allowance of $599,429 and $560,846 respectively)	9,660,597	10,187,934
Prepaid expenses and deposits	13,104	15,145
Total Current Assets	12,157,446	13,198,923

Equipment and Other Assets
Equipment, net of depreciation	26,522	30,241
Deferred taxes	8,317	8,317
Total Equipment and Other Assets	34,839	38,558

Total Assets	$12,192,285	$13,237,481
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$353,441	$207,530
Accrued liabilities	297,632	486,053-
Accounts payable to parent company	11,095,159	12,098,477
Interest payable to parent company	604,627	604,627
Taxes payable	82,916	51,660
Total Current Liabilities	12,433,775	13,448,347

Stockholders' Equity:
Capital stock	2,023,382	2,023,382
Additional paid in capital	27,704,592	27,704,592
Accumulated other comprehensive income	(138,490)	(371,782)
Accumulated deficit	(29,830,974)	(29,567,058)

Total Stockholders' Deficit	(241,490)	(210,866)

Total Liabilities and Stockholders' Deficit	$12,192,285	$13,237,481

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30
(Unaudited)

	2009	2008

Sales	$3,090,032	$3,968,008
Cost of products sold	2,737,852	3,602,343

Gross profit	352,180	365,665

Commission income	23,177	219,142
	375,357	584,807
Expenses:
Selling and delivery	373,304	378,712
Salaries and wages	234,665	288,562
General and administrative	153,578	258,492
Gain on foreign exchange	(119,777)	(30,994)
Financial	3,675	9,854
Depreciation	3,719	3,719
	649,164	908,345

Net loss before income taxes	(273,807)	(323,538)

Current income taxes (recovery)	(9,891)	-

Net loss	$(263,916)	$(323,538)

Foreign currency translation adjustment	233,292	71,694

Comprehensive income (loss)	30,624	(251,844)
Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	40,467,636	40,467,636

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30
 (Unaudited)

	2009	2008
Cash Flows from Operating Activities:
Net loss	$(263,916)	$(323,538)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	3,719	3,719
	(260,197)	(319,819)
Changes in operating assets and liabilities:
Accounts receivable	574,249	1,135,744
Inventories	527,337	(1,584,990)
Prepaid expenses and deposits	2,041	26,351
Accounts payable and accrued liabilities	(42,510)	193,649
Taxes payable	31,256	161,716
Accounts payable to parent company	(1,003,318)	913,077
Net cash provided by (used in) operating activities	(171,142)	525,728

Cash Flows from Investing Activities:
Acquisition of equipment	-	(268)

Effect of foreign currency translation	233,292	71,694

Net increase in cash	62,150	597,154

Cash - beginning of period	444,410	512,172

Cash - end of period	$506,560	$1,109,326

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2009.

PRINCIPLES OF CONSOLIDATION

The Company includes, in consolidation, its wholly owned subsidiaries, Cosmo Communications Canada Inc. (“Cosmo Canada”), Cosmo Communications (H.K.) Limited (“Cosmo H.K.”) and Cosmo Communication USA Corporation (“Cosmo USA”).  All significant intercompany transactions and balances have been eliminated upon consolidation.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 166, Accounting for Transfer of Financial Assets - an amendment of FASB Statement No. 140.  The Board’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The new standard will impact balance sheets beginning in 2010.  We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 166 on our consolidated financial position, results of operations and cash flows.

In June 2009, FASB issued Statement No. 167, amendments to FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, which change the way entities account for securitizations and special purpose entities.   The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The new standard will be effective at the start of fiscal year beginning after November 15, 2009 or January 1, 2010 for companies reporting earnings on a calendar year basis.   We have not yet evaluate the impact, if any that Statement No. 167 will have on our consolidated financial statements.

In August 2009, FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles as replacement of FASB Statement No.162.  The new Statement will become the source of authoritative US generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Effective date of this Statement is for financial statements issued for interim and annual periods ending after September 15, 2009.  We are in the process of evaluating the impact that Statement No. 168 will have on our consolidation financial statements.

Concentration of Credit Risk

The Company has cash in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.  As of June 30, 2009, the Company provided reserves for doubtful accounts receivable in the amount of $198,143 (March 31, 2009 - $196,426); provided inventory reserves for estimated obsolescence for $599,429 (March 31, 2009 - $560,846); and provided reserves for defective inventory returns of $126,275 (March 31, 2009 - $104,641).

Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, receivables, payables, and advances from the parent company.

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.  At June 30, 2009 and March 31, 2009, the carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities, and loans payable approximate their fair values due to the short-term maturities of these instruments.

Earnings or Loss Per Share

There were no anti-dilutive financial instruments for three months ended June 30, 2009 and 2008.

EQUIPMENT

The components of equipment are as follows:

	Cost	Accumulated Depreciation	Net June 30, 2009	Net March 31, 2009

Furniture and fixtures	$42,462	$(40,702)	$1,760	$2,037
Equipment	31,858	(30,235)	1,623	1,867
Computer	53,295	(44,056)	9,239	10,438
Warehouse equipment	68,575	(54,675)	13,900	15,899
	$196,190	$(169,668)	$26,522	$30,241

AMOUNTS PAYABLE TO PARENT COMPANY

As of June 30, 2009, the Company owed $11,699,786 (March 31, 2009 - $12,703,104) to The Starlight Group of Companies, the principal corporate shareholder of the Company ("Starlight").  Of this amount $11,095,159 (March 31, 2009 - $12,098,477) was owed in the form of trade payable and the remainder was in the form of advances and interest on advances.  The advances from Starlight were paid for by the issuance of shares in the fiscal year ended March 31, 2007, leaving only the accrued interest as payable.  These amounts are unsecured, payable on demand and Starlight has agreed not to charge further interest on the accrued interest payable.  Interest accrued as of June 30, 2009 was $604,627 (March 31, 2009 - $604,627).

COMMITMENTS

The Company leases premises under an operating lease with a five year term in Canada and shares the facilities for its Hong Kong operation.  In September 2008 the Company extended the current operating lease in Canada for five years commencing on October 1, 2008.  Minimum lease commitments under the leases at June 30, 2009 were:

2010 (9 months)	224,335
2011	299,113
2012	301,512
2013	303,912
2014	151,956
$1,280,828

CAPITAL STOCK

Authorized
30,000	preferred stock, cumulative, convertible at $0.01 par value
9,970,000	preferred stock, at $0.01 par value
50,000,000	common stock at $0.05 par value, voting, participating

Issued		2009	2008

40,467,636	Common stock (March 31, 2009 - 40,467,636)	$2,139,132	$2,139,132
2,314,567	Treasury stock	(115,750)	(115,750)
		$2,023,382	$2,023,382

RELATED PARTY TRANSACTIONS

Apart from those as disclosed in Amounts Payable to Parent Company, the Company's transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company's business.

During the three months ended June 30, 2009, the Company purchased $2,690,643 (three months ended June 30, 2008 - $4,322,474) of goods from Starlight.

ECONOMIC DEPENDENCE

The Company is economically dependent on its parent company for the supply of inventory products to its customers.  A mass-market merchandiser and chain store located in Canada and US is the Company's largest customer, which accounted for approximately 69% of sales for the three months ended June 30, 2009 and 85% for the three months ended June 30, 2008.  Economic dependence exists with this identified customer.  Loss of the customer may have significant adverse results to the financial position of the Company.

As of June 30, 2009, the accounts receivable from this customer amounted to approximately $1,061,321, (March 31, 2009 - $1,842,933) and claims payable for inventory returns amounted to approximately $48,498 (March 31, 2009 - $12,964).

OPERATING SEGMENT INFORMATION

The Company operated in one business segment and all of its sales are consumer electronic products.  The Company's customers are principally in Canada and in the USA.  Borrowings are principally in the United States.

	Canada	Hong Kong	United States	Total
June 30, 2009
Assets	$6,970,551	339,153	4,882,581	$12,192,285
Three Months Ended June 30, 2009
Sales, net	2,530,242	172,555	387,236	3,090,033
Gross margin	289,124	22,090	40,966	352,180
Net loss	(91,559)	(19,270)	(153,087)	(263,916)
March 31, 2009
Assets	5,503,950	377,210	7,356,321	13,237,481
Three Months Ended June 30, 2008
Sales, net	1,766,802	1,083,207	1,117,999	3,968,008
Gross margin	253,678	51,499	60,488	365,665
Net loss	(140,227)	5,753	(189,064)	(323,538)

SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended June 30, 2009 the Company paid interest of $3,675 (three months ended June 30, 2008 - $9,854) and recovered income taxes of $37,056 (three months ended June 30, 2008 - $Nil).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto appearing elsewhere in this quarterly report, and in conjunction with the Management's Discussion and Analysis set forth in (1) our annual report on Form 10-K for the year ended March 31, 2009.

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

Our products are currently sold in stores such as Wal-Mart, Super-Stores, Home Hardware, Bargain Shop, and Best Buy/Future Shop.

Results of Operations for the Quarter Ended June 30, 2009 (“2009”) and For the Quarter Ended June 30, 2008 (“2008”)

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the three months ended June 30, 2009 and 2008.

	Three months ended	Three months ended
	June 30, 2009	June 30, 2008
Sales	100%	100%
Cost of products sold	88.6%	90.8%

Gross profit	11.4%	9.2%

Commission income	0.7%	5.5%

Expenses:
Salaries and wages	7.6%	9.5%
General and administrative	5%	6.5%
Selling and delivery	12%	7.3%
Financial	0.1%	0.2%
Gain on foreign exchange	(3.9)%	(0.8%)
Depreciation	0.1%	0.1%
Net loss before income tax	(8.8%)	(8.1%)
Income tax (recovery) expense	(0.3)%	-
Net loss	(8.5%)	(8.1%)

The following is a discussion and analysis of our results of operations for the above periods:

Net Sales:

Sales for the three months ended June 30, 2009 decreased by approximately $878,000 or 22% compared to the corresponding period in 2008.   The decrease was primarily in the Disney electronic products which decreased by $1 million or 93% in the current period compared with the corresponding period in 2008.  During the financial turmoil in calendar 2008, the toys category was severely affected.  The Disney category, which products were sold in the toys department of major retail stores, was the victim of the current economic condition.

We made up the loss in Disney products by selling more 15” LCD TV’s.  The video category gained more than $1 million in sales but the audio category lost $326,000 due to weaker demands for IPOD accessories.

Cost of Sales and Gross Margin:

Gross margin was 11.4% for the three months ended June 30, 2009 as compared to 9.2% for the same period in 2008.  We sold a lot of products with no profit margin during the period of June 2008 which lowered the average gross margin of that period.  We also sold proportionately less direct sales and more domestic sales during the current period.  Since direct sales have a lower contribution to the gross profit margin, average gross margin increased in the current period.  The Canadian dollar also improved against the US dollar during the current period, which resulted in a favorable impact on our purchase costs which were fixed in US dollars.

Commission Income:

Commission income decreased by $196,000 or 89% for the three months ended June 30, 2009 compared to the corresponding period in 2008.  The loss in revenue was mainly from the loss of our reverse logistics customers.  Since we do not have any minimum fee contracts with our reverse logistic customers, the amount of defective returns we handle will always fluctuate outside of our control.   One major customer set up its own facility to handle returns so we expect the decrease will be permanent until we find a new major customer.

Selling, General and Administrative Expenses:

Salaries and wages decreased by 38% for the three months ended June 30, 2009 compared with the same period in 2008.  The decrease mainly was due to rearranging the sales force structure in July 2008 and changing two salaried sales staff to sales representatives.   Their commission was paid to an affiliated company which agreed to rehire them as their sales staff.  Commission was payable at 2.8% of net sales in the US territory.   Payroll was cut during this quarter in response to a weak economy and reduced sales activities.

Our general and administrative expenses decreased by 41% for the three months ended June 30, 2009 compared with the same period in 2008.  We reduced our travel and professional fees as a result of new measures to reduce costs.

Selling and delivery expenses increased by 29% for the three months ended June 30, 2009 compared with corresponding quarter in 2008.   The major increase was commissions paid to an affiliated company in lieu of hiring permanent sales staff.    We have also entered into a fixed fee agreement with our affiliated company to use its warehouse for storage and order fulfillment in the US.  The fee is fixed at $455,000 per annum renewable and renegotiated every twelve months.  We also incurred higher freight charges for overstocked returns from our customers during the month of April 2009.

Financial:

Interest and finance charges decreased by $6,179 for the three months ended June 30, 2009 compared with the same quarter in 2008.   The decrease was due to reduction in Letter of Credit facility charges in the direct import activities.

Net Earnings:

The net loss for the three months ended June 30, 2009 was $263,916 compared with a net loss of $323,538 in the corresponding period in 2008.  The improvement of our net loss related to $119,000 in foreign exchange gains as a result of the rising Canadian dollar against the US dollar during the current quarter.

Foreign exchange:

For the three months ended June 30, 2009, the Canadian dollar increased against the US dollar resulting in an exchange gain of $119,777 ($30,994 in 2008).

Liquidity and Capital Resources

During the three months ended June 30, 2009, net cash used in operating activities was $171,142.  The main source of our working capital during this quarter came from collecting our receivable and sales of inventories.   The ratio of current assets to current liabilities was 0.98 to 1, as compared to 0.98 to 1 on March 31, 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s market risk during the first fiscal quarter ended June 30, 2009.  For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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

As of August 14 2009, our cash on hand is limited and we do not have credit facilities with banks.  We will finance our working capital needs from the collection of accounts receivable and sales of existing inventory.  As of June 30, 2009, our inventory was valued at $9.6 million. If these sources do not provide us with adequate financing, we will be seeking financing from our parent company suppliers.  If we are not able to obtain adequate financing from our factories when needed, it will have a material adverse effect on our cash flow and our ability to continue operations.

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

Because of our reliance on manufacturers in China for our products, our production lead times range from one to four months.  Therefore, we must commit to production in advance of customers orders. It is difficult to forecast customer demand because we do not have any scientific or quantitative method to predict this demand.  Our forecasting is based on management's general expectations about customer demand, the general strength of the retail market and management's historical experiences.  In the past, our experienced management team has been able to plan our production and inventory requirements without building excessively high inventory or incurring significant obsolescence costs.

Our gross profit margins are always under the pressure of a continued competitive market in the future.

Over the past year, our gross profit margins have generally decreased due to price competition.  We have reversed this trend in the current quarter.  However, our gross profit margin is always under downward pressure due to price increases in our major components.

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

This significant customer accounts for approximately 69% of Cosmo’s sales in the current quarter.  Cosmo anticipates that this customer will continue to account for a significant portion of Cosmo’s sales for the foreseeable future, but is not obligated to any long-term purchases.  They have considerable discretion to reduce, change or terminate purchases of Cosmo’s products.  Cosmo cannot be certain that it will retain this customer or maintain a favorable relationship.

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

Date: August 14, 2009

By:	/s/ Carol Atkinson
Name: Carol Atkinson Title: Chief Financial Officer

Date: August 14, 2009