Form 10-Q
period 2009-09-30
COSMO COMMUNICATIONS CORP
filed 2009-11-19
CIK 718096

10Q form10q 093009.htm REPORT FOR THE QUARTER ENDED September 30, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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

November 19, 2009

Common – 40,467,636 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format         Yes      ☐         No     ☒

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	■ Consolidated Balance Sheets	1
	■ Consolidated Statements of Operations	2 - 3
	■ Consolidated Statements of Cash Flows	4
	■ Notes to Consolidated Financial Statements	5 -8
Item 2.	Management’s Discussion & Analysis of Financial Condition and Results of Operations	9 - 15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 1A.	Risk factors	16 - 19
Item 2.	Unregistered Sales of Equity securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5	Other Information	19
Item 6.	Exhibits	20

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2009	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$359,562	$444,410
Accounts receivable (net of allowance of $199,623 and $196,426, respectively)	2,369,935	2,551,434
Inventories (net of allowance of $548,448 and $560,846 respectively)	10,808,985	10,187,934
Prepaid expenses and deposits	27,186	15,145
Total Current Assets	13,565,668	13,198,923

Equipment and Other Assets
Equipment, net of depreciation	22,804	30,241
Deferred taxes	8,317	8,317
Total Equipment and Other Assets	31,121	38,558

Total Assets	$13,596,789	$13,237,481
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$460,648	$207,530
Accrued liabilities	75,205	486,053
Accounts payable to parent company	12,120,008	12,098,477
Interest payable to parent company	604,627	604,627
Taxes payable	82,916	51,660
Total Current Liabilities	13,343,404	13,448,347

Stockholders' Equity (Deficit):
Capital stock	2,023,382	2,023,382
Additional paid in capital	27,704,592	27,704,592
Accumulated other comprehensive income (loss)	403,960	(371,782)
Accumulated deficit	(29,878,549)	(29,567,058)

Total Stockholders' Equity (Deficit)	253,385	(210,866)

Total Liabilities and Stockholders' Equity (Deficit)	$13,596,789	$13,237,481

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30
(Unaudited)

	2009	2008

Sales	$4,626,078	$13,278,182
Cost of products sold	4,025,782	12,037,886

Gross profit	600,296	1,240,296

Commission income	20,848	11,363
	621,144	1,251,659
Expenses:
Selling and delivery	304,127	430,819
Salaries and wages	269,559	362,256
General and administrative	173,531	231,192
(Gain) loss on foreign exchange	(86,215)	151,923
Financial	4,000	159,372
Depreciation	3,719	3,718
	668,721	1,339,280

Net loss before income taxes	(47,577)	(87,261)

Current income taxes (recovery)	-	(328,677)

Net (loss) income	$(47,577)	$241,056

Foreign currency translation adjustment	542,450	(178,377)

Comprehensive income	494,873	62,279
Net (loss) income per weighted number of shares outstanding:
Basic and diluted	$(0.00)	$0.01
Weighted average shares outstanding:
Basic and diluted	40,467,636	40,467,636

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30
(Unaudited)

	2009	2008

Sales	$7,716,110	$17,246,190
Cost of products sold	6,763,634	15,640,229

Gross profit	952,476	1,605,961

Commission income	44,025	230,505
	996,501	1,836,466
Expenses:
Selling and delivery	677,431	719,381
Salaries and wages	504,224	740,968
General and administrative	327,109	489,684
Financial	7,675	169,226
(Gain) loss on foreign exchange	(205,992)	120,929
Depreciation	7,437	7,437
	1,317,884	2,247,625

Net loss before income taxes	(321,383)	(411,159)

Income taxes (recovery)	(9,891)	(328,677)

Net loss	$(311,492)	$(82,482)

Foreign currency translation adjustment	775,742	(106,683)

Comprehensive income (loss)	464,250	(189,165)

Net loss per weighted number of shares outstanding:
Basic and diluted	$(0.01)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	40,467,636	40,467,636

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30
 (Unaudited)

	2009	2008
Cash Flows from Operating Activities:
Net loss	$(311,492)	$(82,482)
Adjustments to reconcile net loss to net cash (used in ) provided by operating activities
Depreciation	7,437	7,437
	(304,055)	(75,045)
Changes in operating assets and liabilities:
Accounts receivable	181,499	(4,247,176)
Inventories	(621,051)	(2,096,261)
Prepaid expenses and deposits	(12,041)	12,739
Accounts payable and accrued liabilities	(157,730)	274,091
Taxes payable	31,256	(45,860)
Accounts payable to parent company	21,532	7,043,387
Net cash (used in) provided by operating activities	(860,590)	871,875

Cash Flows from Investing Activities:
Acquisition of equipment	-	(268)

Effect of foreign currency translation	775,742	(106,683)

Net (decrease) increase in cash	(84,848)	764,924

Cash - beginning of period	444,410	512,172

Cash - end of period	$359,562	$1,277,096

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2009.

PRINCIPLES OF CONSOLIDATION

The Company includes, in consolidation, its wholly owned subsidiaries, Cosmo Communications Canada Inc. (“Cosmo Canada”), Cosmo Communications (H.K.) Limited (“Cosmo H.K.”) and Cosmo Communication USA Corporation (“Cosmo USA”).  All significant intercompany transactions and balances have been eliminated upon consolidation.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

On September 30, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement No. 168, The FASB Accounting Standards Codification and The Hierarchy of Generally Accepted Accounting Principles. The Codification became the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative. GAAP is not intended to be changed as a result of this statement, but will change the way the guidance is organized and presented. The Company has implemented the Codification in the consolidated financial statements by providing references to the Accounting Standards Codification (“ASC”) topics.

On October 1, 2008, the Company adopted ASC 820-10, Fair Value Measurements and Disclosures, for financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company will not adopt ASC 820-10 until October 1, 2009 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. ASC 820-10 clarifies the definition of fair value and the methods used to measure fair value and expands disclosures about fair value measurements. The adoption of ASC 820-10 did not have a material impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted ASC 855-10, Subsequent Events. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855-10 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued ASC 805, Business Combinations. ASC 805 generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. For the Company, ASC 805 will apply prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The Company will evaluate the impact of ASC 805 on any potential future business combinations that may occur on or after the effective date.

Concentration of Credit Risk

The Company has cash in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.  As of September 30, 2009, the Company provided reserves for doubtful accounts receivable in the amount of $199,623 (March 31, 2009 - $196,426); provided inventory reserves for estimated obsolescence for $548,448 March 31, 2009 - $560,846); and provided reserves for defective inventory returns of $152,381 (March 31, 2009 - $104,641).

Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, receivables, payables, and advances from the parent company.

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.  At September 30, 2009 and March 31, 2009, the carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities, and loans payable approximate their fair values due to the short-term maturities of these instruments.

Earnings or Loss Per Share

There were no anti-dilutive financial instruments for the three and six months ended September 30, 2009 and 2008.

EQUIPMENT

The components of equipment are as follows:

	Cost	Accumulated Depreciation	Net September 30, 2009	Net March 31, 2009

Furniture and fixtures	$42,462	$(40,980)	$1,482	$2,037
Equipment	31,858	(30,478)	1,380	1,867
Computer	53,295	(45,255)	8,040	10,438
Warehouse equipment	68,575	(56,673)	11,902	15,899
	$196,190	$(173,387)	$22,804	$30,241

AMOUNTS PAYABLE TO PARENT COMPANY

As of September 30, 2009, the Company owed $12,724,635 (March 31, 2009 - $12,703,104) to The Starlight Group of Companies, the principal corporate shareholder of the Company ("Starlight").  Of this amount $12,120,008 (March 31, 2009 - $12,098,477) was owed in the form of trade payable and the remainder was in the form of advances and interest on advances.  The advances from Starlight were paid for by the issuance of shares in the fiscal year ended March 31, 2007, leaving only the accrued interest as payable.  These amounts are unsecured, payable on demand and Starlight has agreed not to charge further interest on the accrued interest payable.  Interest accrued as of September 30, 2009 was $604,627 (March 31, 2009 - $604,627).

COMMITMENTS

The Company leases premises under an operating lease with a five year term in Canada and shares the facilities for its Hong Kong operation.  In September 2008 the Company extended the current operating lease in Canada for five years commencing on October 1, 2008.  Minimum lease commitments under the leases at September 30, 2009 were:

2010 (6 months)	159,169
2011	299,113
2012	301,512
2013	303,912
2014	151,956
$1,215,662

CAPITAL STOCK

Authorized
30,000	preferred stock, cumulative, convertible at $0.01 par value
9,970,000	preferred stock, at $0.01 par value
50,000,000	common stock at $0.05 par value, voting, participating

		2009	2008
Issued
40,467,636	Common stock (March 31, 2009 - 40,467,636)	$2,139,132	$2,139,132
2,314,567	Treasury stock	(115,750)	(115,750)
		$2,023,382	$2,023,382

RELATED PARTY TRANSACTIONS

Apart from those as disclosed in Amounts Payable to Parent Company, the Company's transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company's business.

During the six months ended September 30, 2009, the Company purchased $6,897,672 (six months ended September 30, 2008 - $16,964,936) of goods from Starlight and received no commission from Starlight (six months ended September 30, 2008 - $86,146).

ECONOMIC DEPENDENCE

The Company is economically dependent on its parent company for the supply of inventory products to its customers.  A mass-market merchandiser and chain store located in Canada and US is the Company's largest customer, which accounted for approximately 65% of sales for the six months ended September 30, 2009 and 56% for the six months ended September 30, 2008.  Economic dependence exists with this identified customer.  Loss of the customer may have significant adverse results to the financial position of the Company.

As of September 30, 2009, the accounts receivable from this customer amounted to approximately $1,014,926, (March 31, 2009 - $1,842,933) and claims payable for inventory returns amounted to approximately $590 (March 31, 2009 - $12,964).

OPERATING SEGMENT INFORMATION

The Company operated in one business segment and all of its sales are consumer electronic products.  The Company's customers are principally in Canada and in the USA.  Borrowings are principally in the United States.

	Canada	Hong Kong	United States	Total
September 30 2009
Assets	$9,555,570	340,961	3,700,258	$13,596,789

Six Months Ended September 30, 2009
Sales, net	6,187,980	734,716	793,414	7,716,110
Gross margin	848,940	65,204	38,332	952,476
Net loss	(15,227)	(23,216)	(273,049)	(311,492)

March 31, 2009
Assets	5,503,950	377,210	7,356,321	13,237,481

Six Months Ended September 30, 2008
Sales, net	7,636,659	2,545,183	7,064,348	17,246,190
Gross margin	937,505	140,570	527,886	1,605,961
Net loss	(16,229)	(34,269)	(31,984)	(82,482)

SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended September 30, 2009 the Company paid interest of $7,675 (six months ended September 30, 2008 - $19,268) and recovered income taxes of $37,056 (six months ended September 30, 2008 - $159,747).

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

Our products are currently sold in stores such as Wal-Mart, Super-Stores, Home Hardware, Bargain Shop, and Best Buy/Future Shop.

Results of Operations for the Quarter Ended September 30, 2009 (“2009”) and For the Quarter Ended September 30, 2008 (“2008”)

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the three and six months ended September 30, 2009 and 2008.

	Three months ended	Three months ended	Six months ended	Six months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Sales	100%	100%	100%	100%
Cost of products sold	87.0%	90.7%	87.7%	90.7%

Gross profit	12.0%	9.3%	12.3%	9.3%

Commission income	0.4%	0.1%	0.6%	1.3%

Expenses:
Salaries and wages	5.8%	2.7%	6.5%	4.3%
General and administrative	3.7%	1.7%	4.2%	2.8%
Selling and delivery	6.6%	3.2%	8.8%	4.2%
Financial	0.1%	1.2%	0.1%	1%
(Gain) loss on foreign exchange	(1.9)%	1.1%	(2.7)%	0.7%
Depreciation	0.1%	-	0.1%	-
Net loss before income tax	(1.03%)	(0.7%)	(4.2%)	(1.9%)
Income tax (recovery) expense	-	(2.4%)	(0.1)%	(2.4%)
Net loss	(1.0%)	1.8%	(4.0%)	(0.6%)

The following is a discussion and analysis of our results of operations for the above periods:

Three months ended September 30, 2009 and three months ended September 30, 2008.

Net Sales:

Sales for the three months ended September 30, 2009 decreased by approximately $8.6 million or 65% compared to the corresponding period in 2008.   The decrease was primarily in the Disney electronic products which decreased by $6 million in the current period compared with the corresponding period in 2008.  During the financial turmoil in calendar 2008, the toys category was severely affected.  The Disney category, which products were sold in the toys department of major retail stores, was the victim of the current economic condition.

Sales in all categories of our products decreased due to continued deterioration in consumer spending and economic recession conditions.

Cost of Sales and Gross Margin:

Gross margin was 13% for the three months ended September 30, 2009 as compared to 9.3% for the same period in 2008.  The Canadian dollar improved against the US dollar during the current period, which resulted in a favorable impact on our purchase costs which were fixed in US dollars.

We also sold proportionately less inventory by direct sales and more by domestic sales during the current period.  Since direct sales have a lower contribution to the gross profit margin, average gross margin increased in the current period.

Commission Income:

Commission income increased by $9,485 or 83% for the three months ended September 30, 2009 compared to the corresponding period in 2008.  Commission income came primarily from reverse logistic services.  Since we do not have any minimum fee contracts with our reverse logistic customers, the amount of defective returns we handle will always fluctuate outside of our control.

Selling, General and Administrative Expenses:

Salaries and wages decreased by $92,697 or 26% for the three months ended September 30, 2009 compared with the same period in 2008.  Compensation to the executive staff was cut and some lay-offs in the general staff accounted for the reduction.

Our general and administrative expenses decreased by 55,661 or 24% for the three months ended September 30, 2009 compared with the same period in 2008.  We reduced our office expense, travel and professional fees as a result of new measures to reduce costs.

Selling and delivery expenses decreased by $126,692 or 29% for the three months ended September 30, 2009 compared with corresponding quarter in 2008.  The major decrease was commission expense which is proportional to sales.

Financial:

Interest and finance charges decreased by $155,372 for the three months ended September 30, 2009 compared with the same quarter in 2008.   The September 2008 quarter included a one time charge of accrued interest on outstanding taxes from 2004 and 2005 reassessed corporate tax returns in our Canadian subsidiary.   The current quarter also has a reduction in Letter of Credit facility charges in the direct import activities compared with the 2008 quarter.

Net Earnings:

The net loss for the three months ended September 30, 2009 was $47,577 compared with a net income of $241,056 in the corresponding period in 2008.  The net income in 2008 was attributable by a recovery of income tax of $328,677.  Net loss before income tax improved by $39,684 this current quarter compared with the 2008 quarter.

Foreign exchange:

For the three months ended September 30, 2009, the Canadian dollar continued to increase against the US dollar resulting in an exchange gain of $86,215 compared with a loss of $151,923 in the corresponding quarter in 2008. As the Canadian dollar rises in value, our US dollar accounts payables are consequently settled in less Canadian dollars, therefore we realize a foreign exchange gain.

Six months ended September 30, 2009 compared with six months ended September 30, 2008.
Net Sales:

Sales for the six months ended September 30, 2009 decreased by approximately $9.5 million or 55% compared to the corresponding period in 2008.   The decrease was primarily in the Disney electronic products which decreased by $7 million in the current period compared with the corresponding period in 2008.  During the financial turmoil in calendar 2008, the toys category was severely affected.  The Disney category, which products were sold in the toys department of major retail stores, was the victim of the current economic condition.

Sales in all other categories of our products have also decreased mainly due to continued deterioration in consumer spending and economic recession conditions.

Cost of Sales and Gross Margin:

Gross margin was 12% for the six months ended September 30, 2009 as compared to 9.3% for the same period in 2008.  The Canadian dollar improved against the US dollar during the current period, which resulted in a favorable impact on our purchase costs which were fixed in US dollars.

We also sold proportionately less inventory by direct sales and more by domestic sales during the current period.  Since direct sales have a lower contribution to the gross profit margin, average gross margin increased in the current period.

Commission Income:

Commission income decreased by $186,480 or 81% for the six months ended September 30, 2009 compared to the corresponding period in 2008.  The loss in revenue was mainly from the loss of our reverse logistics customers which occurred after the September 30, 2008 quarter.  Since we do not have any minimum fee contracts with our reverse logistic customers, the amount of defective returns we handle will always fluctuate outside of our control.

Selling, General and Administrative Expenses:

Salaries and wages decreased by $236,744 or 33% for the six months ended September 30, 2009 compared with the same period in 2008.  The decrease mainly was due to rearranging the sales force structure in July 2008 and changing two salaried sales staff to sales representatives.   Their commission was paid to an affiliated company which agreed to rehire them as their sales staff.  Commission was payable at 2.8% of net sales in the US territory.  Compensation to the executive staff was cut and some lay-offs in the general staff were also the reasons for the reduction.

Our general and administrative expenses decreased by $162,575 or 33% for the six months ended September 30, 2009 compared with the same period in 2008.  We reduced our office expense, travel and professional fees as a result of new measures to reduce costs.

Selling and delivery expenses decreased by $41,950 or 6% for the six months ended September 30, 2009 compared with corresponding quarter in 2008.  The major decrease was commission expense which is proportional to sales.

Financial:

Interest and finance charges decreased by $161,551 for the six months ended September 30, 2009 compared with the same quarter in 2008.   The September 2008 quarter included a one time charge of accrued interest on outstanding taxes from 2004 and 2005 reassessed corporate tax returns in our Canadian subsidiary.   The current quarter also has a reduction in Letter of Credit facility charges in the direct import activities compared with the 2008 quarter.

Net Earnings:

The net loss for the six months ended September 30, 2009 was $311,492 compared with a net loss of $82,482 in the corresponding period in 2008.  The net income in 2008 was brought on by a recovery of income tax of $328,677.  Net loss before income tax improved by $89,776 in the six months in comparison.

Foreign exchange:

For the six months ended September 30, 2009, the Canadian dollar increased against the US dollar resulting in an exchange gain of $205,992 compared with a loss of $120,929 in the corresponding quarter in 2008. As the Canadian dollar rises in value, our US dollar accounts payables are consequently settled in less Canadian dollars, therefore we realize a foreign exchange gain.

Liquidity and Capital Resources

During the six months ended September 30, 2009, net cash used in operating activities was $860,590.  The main use in funds was in financing inventories to fulfill sales orders for the upcoming holiday season.  The ratio of current assets to current liabilities was 1.02 to 1, as compared to 0.98 to 1 on March 31, 2009.

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

Foreign Translation Adjustment

The accounts of the foreign subsidiaries were translated into U.S. dollars in accordance with the provisions of ASC 830, Foreign Currency Matters.  Management has determined that the Hong Kong dollar is the functional currency of the Hong Kong subsidiaries and the Canadian dollar is the functional currency of the Canadian subsidiary.  Certain current assets and liabilities of these foreign entities are denominated in U.S. dollars.  In accordance with the provisions of ASC 830, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant periods.  Adjustments resulting from the translation of the financial statements from their functional currencies to United States dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income for the relevant periods.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes.  Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s market risk during the fiscal period ended September 30, 2009.  For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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

As of November 13 2009, our cash on hand is limited and we do not have credit facilities with banks.  We will finance our working capital needs from the collection of accounts receivable and sales of existing inventory.  As of September 30, 2009, our inventory was valued at $10.8 million. If these sources do not provide us with adequate financing, we will be seeking financing from our parent company suppliers.  If we are not able to obtain adequate financing from our factories when needed, it will have a material adverse effect on our cash flow and our ability to continue operations.

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

Over the past year, our gross profit margins have generally decreased due to price competition.  We have reversed this trend in the past and current quarters.  However, our gross profit margin is always under downward pressure due to price increases in our major components.

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

This significant customer accounts for approximately 65% of Cosmo’s sales in the six months ended September 30, 2009 (56% in 2008).   Cosmo anticipates that this customer will continue to account for a significant portion of Cosmo’s sales for the foreseeable future, but is not obligated to any long-term purchases.  They have considerable discretion to reduce, change or terminate purchases of Cosmo’s products.  Cosmo cannot be certain that it will retain this customer or maintain a favorable relationship.

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

Date: November 19, 2009

By:	/s/ Carol Atkinson
Name: Carol Atkinson Title: Chief Financial Officer

Date: November 19, 2009