Form 10-Q
period 2009-12-31
COSMO COMMUNICATIONS CORP
filed 2010-02-16
CIK 718096

10Q form10q 123109.htm REPORT FOR THE QUARTER ENDED December 31, 2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2009

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

February 16, 2010

Common – 40,467,636 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format         Yes      ☐         No     ☒

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	▪ Consolidated Balance Sheets	3
	▪ Consolidated Statements of Operations	4
	▪ Consolidated Statements of Cash Flows	6
	▪ Notes to Consolidated Financial Statements	7 - 12
Item 2.	Management’s Discussion & Analysis of Financial Condition and Results of Operations	13 - 20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk factors	21 - 24
Item 2.	Unregistered Sales of Equity securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5	Other Information	24
Item 6.	Exhibits	25

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2009	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$659,414	$444,410
Accounts receivable (net of allowance of $231,399 and $196,426, respectively)	3,411,235	2,551,434
Inventories (net of allowance of $876,890 and $560,846 respectively)	8,519,334	10,187,934
Prepaid expenses and deposits	17,566	15,145
Total Current Assets	12,607,549	13,198,923

Equipment and Other Assets
Equipment, net of depreciation	19,085	30,241
Deferred taxes	8,317	8,317
Total Equipment and Other Assets	27,402	38,558

Total Assets	$12,634,951	$13,237,481
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$534,004	$207,530
Accrued liabilities	188,403	486,053
Accounts payable to parent company	11,448,787	12,098,477
Interest payable to parent company	604,627	604,627
Taxes payable	82,905	51,660
Total Current Liabilities	12,858,726	13,448,347

Stockholders' Deficit:
Capital stock	2,023,382	2,023,382
Additional paid in capital	27,704,592	27,704,592
Accumulated other comprehensive income (loss)	213,804	(371,782)
Accumulated deficit	(30,165,553)	(29,567,058)

Total Stockholders' Deficit	(223,775)	(210,866)

Total Liabilities and Stockholders' Deficit	$12,634,951	$13,237,481

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31
(Unaudited)

	2009	2008

Sales	$5,754,648	$9,471,302
Cost of products sold	5,149,490	8,889,493

Gross profit	605,158	581,809

Commission income	31,382	125,656
	636,540	707,465
Expenses:
Selling and delivery	475,865	714,116
Salaries and wages	318,589	291,274
General and administrative	188,481	314,020
(Gain) loss on foreign exchange	(65,999)	695,206
Financial	2,043	15,025
Depreciation	3,719	3,719
	922,698	2,033,360

Net loss before income taxes	(286,158)	(1,325,895)

Current income taxes (recovery)	(844)	1,600

Net loss	$(287,002)	$(1,327,495)

Foreign currency translation adjustment	(190,156)	(755,831)

Comprehensive loss	(477,158)	(2,083,326)
Net loss per weighted number of shares outstanding:
Basic and diluted	$(0.01)	$(0.03)
Weighted average shares outstanding:
Basic and diluted	40,467,636	40,467,636

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31
(Unaudited)

	2009	2008

Sales	$13,470,758	$26,717,492
Cost of products sold	11,913,124	24,529,722

Gross profit	1,557,634	2,187,770

Commission income	75,406	356,161
	1,633,040	2,543,931
Expenses:
Selling and delivery	1,153,296	1,433,497
Salaries and wages	822,813	1,032,242
General and administrative	515,590	803,704
Financial	9,718	184,251
(Gain) loss on foreign exchange	(271,991)	816,135
Depreciation	11,156	11,156
	2,240,582	4,280,985

Net loss before income taxes	(607,542)	(1,737,054)

Income taxes (recovery)	(9,047)	(327,077)

Net loss	$(598,495)	$(1,409,977)

Foreign currency translation adjustment	585,586	(862,515)

Comprehensive loss	(12,909)	(2,272,492)

Net loss per weighted number of shares outstanding:
Basic and diluted	$(0.01)	$(0.03)
Weighted average shares outstanding:
Basic and diluted	40,467,636	40,467,636

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31
 (Unaudited)

	2009	2008
Cash Flows from Operating Activities:
Net loss	$(598,495)	$(1,409,977)
Adjustments to reconcile net loss to net cash (used in ) provided by operating activities
Depreciation	11,156	11,256
	(587,339)	(1,398,821)
Changes in operating assets and liabilities:
Accounts receivable	(859,801)	(2,179,568)
Inventories	1,668,600	(378,381)
Prepaid expenses and deposits	(2,421)	24,417
Accounts payable and accrued liabilities	28,824	1,070,626
Taxes payable	31,245	(144,850)
Accounts payable to parent company	(649,690)	4,919,090
Net cash (used in) provided by operating activities	(370,582)	1,912,513

Cash Flows from Investing Activities:
Acquisition of equipment	-	(267)

Effect of foreign currency translation	585,586	(862,515)

Net increase in cash	215,004	1,049,731

Cash - beginning of period	444,410	512,172

Cash - end of period	$659,414	$1,561,903

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2009.

PRINCIPLES OF CONSOLIDATION

The Company includes, in consolidation, its wholly owned subsidiaries, Cosmo Communications Canada Inc. (“Cosmo Canada”), Cosmo Communications (H.K.) Limited (“Cosmo H.K.”) and Cosmo Communication USA Corporation (“Cosmo USA”).  All significant intercompany transactions and balances have been eliminated upon consolidation.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2010-02, Consolidation: Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification, ("ASU 2010-02"). ASU 2010-02 amends the Codification to clarify that the scope of the decrease in ownership provisions of ASC 810-10 and related guidance applies to: (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method or joint venture; (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity-method investee or joint venture); and (iv) a decrease in ownership in a subsidiary that is not a business or nonprofit activity when the substance of the transaction causing the decrease in ownership is not addressed in other authoritative guidance. If no other guidance exists, an entity should apply the guidance in ASC 810-10. The amendments in the update also clarify that the decrease in ownership guidance in ASC 810-10 does not apply to sales of in-substance real estate or conveyances of oil and gas mineral rights, even if these transfers involve businesses. We adopted ASU 2010-02 effective 31 December 2009 and it did not have a material effect on our current financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity: Accounting for Distributions to Shareholders with Components of Stock and Cash, ("ASU 2010-01"). ASU 2010-01 amends the Codification to clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 codifies the consensus reached by the Emerging Issues Task Force in Issue No. 09-E, Accounting for Stock Dividends, including Distributions to Shareholders with Components of Stock and Cash. We adopted ASU 2010-01 effective 31 December 2009 and it did not have a material effect on our current financial statements, however, it may have an effect on future financial statements depending on our future activities.

In December 2009, the FASB issued Accounting Standards Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”) amending the FASB Accounting Standards Codification (“Codification”). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity. The amendments in ASU 2009-17 also require additional disclosures about an enterprise’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. We adopted ASU 2009-17 effective December 31, 2009 and it did not have a material effect on our current financial statements, however, it may have an effect on future financial statements depending on our future activities.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after 15 June 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after 15 December 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.  The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

On October 1, 2009, the Company adopted ASC 820-10, Fair Value Measurements and Disclosures, for all assets and liabilities that are recognized or disclosed at fair value in the financial statements. ASC 820-10 clarifies the definition of fair value and the methods used to measure fair value and expands disclosures about fair value measurements. The adoption of ASC 820-10 did not have a material impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted ASC 855-10, Subsequent Events. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855-10 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued ASC 805, Business Combinations. ASC 805 generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. For the Company, ASC 805 will apply prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The adoption of ASC 805 did not have a material impact on the Company’s consolidated financial statements.

Concentration of Credit Risk

The Company has cash in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.  As of December 31, 2009, the Company provided reserves for doubtful accounts receivable in the amount of $231,399 (March 31, 2009 - $196,426); provided inventory reserves for estimated obsolescence for $876,890 March 31, 2009 - $560,846); and provided reserves for defective inventory returns of $225,213 (March 31, 2009 - $104,641).

Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, receivables, payables, and advances from the parent company.

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.  At December 31, 2009 and March 31, 2009, the carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities, and loans payable approximate their fair values due to the short-term maturities of these instruments.

Earnings or Loss Per Share

There were no anti-dilutive financial instruments for the three and nine months ended December 31, 2009 and 2008.

EQUIPMENT

The components of equipment are as follows:

	Cost	Accumulated Depreciation	Net December 31, 2009	Net March 31, 2009

Furniture and fixtures	$42,462	$(41,257)	$1,205	$2,037
Equipment	31,858	(30,723)	1,135	1,867
Computer	53,295	(46,454)	6,841	10,438
Warehouse equipment	68,575	(58,671)	9,904	15,899

	$196,190	$(177,105)	$19,085	$30,241

AMOUNTS PAYABLE TO PARENT COMPANY

As of December 31 2009, the Company owed $12,053,414 (March 31, 2009 - $12,703,104) to The Starlight Group of Companies, the principal corporate shareholder of the Company ("Starlight").  Of this amount $11,448,787 (March 31, 2009 - $12,098,477) was owed in the form of trade payable and the remainder was in the form of advances and interest on advances.  The advances from Starlight were paid for by the issuance of shares in the fiscal year ended March 31, 2007, leaving only the accrued interest as payable.  These amounts are unsecured, payable on demand and Starlight has agreed not to charge further interest on the accrued interest payable.  Interest accrued as of December 31, 2009 was $604,627 (March 31, 2009 - $604,627).

COMMITMENTS

The Company leases premises under an operating lease with a five year term in Canada and shares the facilities for its Hong Kong operation.  In September 2008 the Company extended the current operating lease in Canada for five years commencing on October 1, 2008.  Minimum lease commitments under the leases at December 31, 2009 were:

2010 (3 months)	82,355
2011	329,418
2012	332,061
2013	334,703
2014	167,352

$1,245,889

CAPITAL STOCK

Authorized
30,000	preferred stock, cumulative, convertible at $0.01 par value
9,970,000	preferred stock, at $0.01 par value
50,000,000	common stock at $0.05 par value, voting, participating

		2009	2008

Issued
40,467,636	Common stock (March 31, 2009 - 40,467,636)	$2,139,132	$2,139,132
2,314,567	Treasury stock	(115,750)	(115,750)

		$2,023,382	$2,023,382

RELATED PARTY TRANSACTIONS

Apart from those as disclosed in amounts payable to parent Company, the Company's transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company's business.

During the nine months ended December 31, 2009, the Company purchased $10,472,667 (nine months ended December 31, 2008 - $25,248,847) of goods from Starlight and received no commission from Starlight (nine months ended December 31, 2008 - $86,146).

ECONOMIC DEPENDENCE

The Company is economically dependent on its parent company for the supply of inventory products to its customers.  A mass-market merchandiser and chain store located in Canada and US is the Company's largest customer, which accounted for approximately 54% of sales for the nine months ended December 31, 2009 and 69% for the nine months ended December 31, 2008.  Economic dependence exists with this identified customer.  Loss of the customer may have significant adverse results to the financial position of the Company.

As of December 31, 2009, the accounts receivable from this customer amounted to approximately $1,027,706, (March 31, 2009 - $1,842,933) and claims payable for inventory returns amounted to approximately $15,506 (March 31, 2009 - $12,964).

OPERATING SEGMENT INFORMATION

The Company operated in one business segment and all of its sales are consumer electronic products.  The Company's customers are principally in Canada and in the USA.  Borrowings are principally in the United States.

	Canada	Hong Kong	United States	Total

December 31, 2009
Assets	$9,708,778	91,818	2,834,355	$12,634,951

Nine Months Ended December 31, 2009
Sales, net	11,287,004	747,364	1,436,390	13,470,758
Gross margin	1,422,840	65,620	69,174	1,557,634
Net loss	(249,603)	(49,867)	(299,025)	(598,495)

March 31, 2009
Assets	5,503,950	377,210	7,356,321	13,237,481

Nine Months Ended December 31, 2008
Sales, net	9,706,278	4,015,014	12,996,200	26,717,492
Gross margin	988,019	1,155,107	1,044,645	3,187,771
Net loss	(1,268,804)	(89,389)	(51,784)	(1,409,977)

SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended December 31, 2009 the Company paid interest of $9,718 (nine months ended December 31, 2008 - $45,434) and recovered income taxes of $37,044 (nine months ended December 31, 2008 - $327,077).

SUBSEQUENT EVENTS

 We evaluated the effects of all subsequent events from the end of the third quarter ended December 31, 2009 through February 16, 2009, the date we filed our financial statements with the U.S. Securities and Exchange Commission ("SEC").  There were no events to report during this evaluation period.

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

Overview

Cosmo Communications Corporation (the “Company”, “Cosmo”, “we”, “us” or “our”) was incorporated in the state of Florida in 1983.

The Company is engaged in the development, production, distribution, marketing and sale of consumer electronic audio and video equipment, accessories and clocks.  Our products are sold primarily in Canada and to selective customers in USA through mass merchandisers, department stores, electronic stores, chains, and specialty stores.

Our products are currently sold in stores such as Wal-Mart, Super-Stores, Home Hardware, Bargain Shop, and Best Buy/Future Shop.

Results of Operations for the Quarter Ended December 31, 2009 (“2009”) and For the Quarter Ended December 31, 2008 (“2008”)

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the three and nine months ended December 31, 2009 and 2008.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Sales	100%	100%	100%	100%
Cost of products sold	89.5%	93.9%	88.5%	91.8%

Gross profit	10.5%	6.1%	11.5%	8.2%

Commission income	0.6%	1.3%	0.6%	1.3%

Expenses:
Salaries and wages	5.5%	3.1%	6.1%	3.9%
General and administrative	3.3%	3.3%	3.8%	3.0%
Selling and delivery	8.3%	7.5%	8.6%	5.4%
Financial	0.1%	0.1%	0.1%	0.7%
(Gain) loss on foreign exchange	(1.2)%	7.3%	(2.0)%	3.1%
Depreciation	0.1%	-	0.1%	-
Net loss before income tax	(5.0)%	(14)%	(4.5)%	(6.5)%
Income tax (recovery) expense	-	-	-	(1.2)%
Net loss	(5.0)%	(14)%	(4.5)%	(5.3)%

The following is a discussion and analysis of our results of operations for the above periods:

Three months ended December 31, 2009 and three months ended December 31, 2009.

Net Sales:

Sales for the three months ended December 31, 2009 decreased by approximately $3.7 million or 39% compared to the corresponding period in 2008.   The decrease was primarily in the Disney electronic and the youth electronic products which together decreased by $5.6 million in the current period compared with the corresponding period in 2008.  The toys category continued to perform poorly in the current quarter.

Sales in the video categories improved, led by the LCD TV, which increased by approximately $2 million in the same period.

Cost of Sales and Gross Margin:

Gross margin was 10.5% for the three months ended December 31, 2009 as compared to 6.1% for the same period in 2008.  The Canadian dollar continued to improve against the US dollar during the current period, which resulted in a favorable impact on our purchase costs which were fixed in US dollars.

We also sold proportionately less inventory by direct sales and more by domestic sales during the current period.  Since direct sales have a lower contribution to the gross profit margin, average gross margin increased in the current period.

Commission Income:

Commission income decreased by $94,272 or 75% for the three months ended December 31, 2009 compared to the corresponding period in 2008.  Commission income came primarily from reverse logistic services which demands were curtailed due to slower sale activities.

Selling, General and Administrative Expenses:

Salaries and wages increased by $27,315 or 9.4% for the three months ended December 31, 2009 compared with the same period in 2008.  The increase was largely due to translation of a stronger Canadian dollar to US dollar in the current period.  In Canadian dollars, there was no increase in wages and salaries in comparison with the 2008 quarter.

Our general and administrative expenses decreased by $125,539 or 40% for the three months ended December 31, 2009 compared with the same period in 2008.  We reduced our office expense, travel and professional fees as a result of new measures to reduce costs.

Selling and delivery expenses decreased by $238,251 or 33% for the three months ended December 31, 2009 compared with corresponding quarter in 2008.  The major decrease was commission expense which is proportional to sales.

Financial:

Interest and finance charges decreased by $12.982 for the three months ended December 31, 2009 compared with the same quarter in 2008.  The current quarter has a reduction in Letter of Credit facility charges in the direct import activities compared with the 2008 quarter.

Net Earnings:

The net loss for the three months ended December 31, 2009 was $287,002 compared with a net loss of $1,325,895 in the corresponding period in 2008.  The improved result was due to a significant improvement in the gross profit margin and a continuous effort to cut our overhead and administrative expenses.  The 2008 loss contained a foreign exchange loss of $695,206 compared with a gain of $65,999 in the current quarter.

Foreign exchange:

For the three months ended December 31, 2009, the Canadian dollar continued to increase against the US dollar resulting in an exchange gain of $65,999 compared with a loss of $695,206 in the corresponding quarter in 2008. As the Canadian dollar rises in value, our US dollar accounts payables are consequently settled in less Canadian dollars, therefore we realize a foreign exchange gain.

Nine months ended December 31, 2009 compared with nine months ended December 31, 2008.
Net Sales:

Sales for the nine months ended December 31, 2009 decreased by approximately $13.2 million or 50% compared to the corresponding period in 2008.   The decrease was primarily in the Disney electronic and the youth electronic products which decreased by $12.2 million in the current period compared with the corresponding period in 2008.  The toy category was severely affected by the economic downturn in 2009.

Sales in all other categories of our products have also decreased mainly due to continued deterioration in consumer spending and economic recession conditions.

Cost of Sales and Gross Margin:

Gross margin was 11.5% for the nine months ended December 31, 2009 as compared to 8.2% for the same period in 2008.  The Canadian dollar improved against the US dollar during the current period, which resulted in a favorable impact on our purchase costs which were fixed in US dollars.

We also sold proportionately less inventory by direct sales and more by domestic sales during the current period.  Since direct sales have a lower contribution to the gross profit margin, average gross margin increased in the current period.

Commission Income:

Commission income decreased by $280,752 or 79% for the nine months ended December 31, 2009 compared to the corresponding period in 2008.  The loss in revenue was mainly from the loss of our reverse logistics customers which occurred after the December 31, 2008 quarter.  Since we do not have any minimum fee contracts with our reverse logistic customers, the amount of defective returns we handle will always fluctuate outside of our control.

Selling, General and Administrative Expenses:

Salaries and wages decreased by $209,429 or 20% for the nine months ended December 31, 2009 compared with the same period in 2008.  The decrease mainly was due to payroll cuts and lay off of general staff.

Our general and administrative expenses decreased by $288,114 or 36% for the nine months ended December 31, 2009 compared with the same period in 2008.  We reduced our office expense, travel and professional fees as a result of new measures to reduce costs.

Selling and delivery expenses decreased by $280,200 or 20% for the nine months ended December 31, 2009 compared with corresponding quarter in 2008.  The major decrease was commission expense which is proportional to sales.

Financial:

Interest and finance charges decreased by $174,533 for the nine months ended December 31, 2009 compared with the same quarter in 2008.   The September 2008 quarter included a one time charge of accrued interest on outstanding taxes from 2004 and 2005 reassessed corporate tax returns in our Canadian subsidiary.   The current quarter also has a reduction in Letter of Credit facility charges in the direct import activities compared with the 2008 quarter.

Net Earnings:

The net loss for the nine months ended December 31, 2009 was $598,495 compared with a net loss of $1,409,977 in the corresponding period in 2008.  The improvement was due to an improvement in gross profit margin and a general reduction in the costs of operation.

Foreign exchange:

For the nine months ended December 31, 2009, the Canadian dollar increased against the US dollar resulting in an exchange gain of $271,991 compared with a loss of $816,135 in the corresponding quarter in 2008. As the Canadian dollar rises in value, our US dollar accounts payables are consequently settled in less Canadian dollars, therefore we realize a foreign exchange gain.

Liquidity and Capital Resources

During the nine months ended December 31, 2009, net cash used in operating activities was $370,582.  The main use in funds was in financing receivables during the peak selling season in the current quarter.  The ratio of current assets to current liabilities was 0.98 to 1, as compared to 0.98 to 1 on March 31, 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s market risk during the fiscal period ended December 31, 2009.  For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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

As of February 16, 2010, our cash on hand is limited and we do not have credit facilities with banks.  We will finance our working capital needs from the collection of accounts receivable and sales of existing inventory.  As of December 31, 2009, our inventory was valued at $8.9 million. If these sources do not provide us with adequate financing, we will be seeking financing from our parent company suppliers.  If we are not able to obtain adequate financing from our factories when needed, it will have a material adverse effect on our cash flow and our ability to continue operations.

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

This significant customer accounts for approximately 54% of Cosmo’s sales in the nine months ended December 31, 2009 (75% in 2008).   Cosmo anticipates that this customer will continue to account for a significant portion of Cosmo’s sales for the foreseeable future, but is not obligated to any long-term purchases.  They have considerable discretion to reduce, change or terminate purchases of Cosmo’s products.  Cosmo cannot be certain that it will retain this customer or maintain a favorable relationship.

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

Date: February 16, 2010

By:	/s/ Carol Atkinson
Name: Carol Atkinson
Title: Chief Financial Officer

Date: February 16, 2010