Form 10-K
period 2010-03-31
COSMO COMMUNICATIONS CORP
filed 2010-06-29
CIK 718096

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2010

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

Large accelerated filler ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2)   Yes ☐     No ☑

The aggregate market value of the Registrant's voting stock held by non-affiliates was undetermined as there have been no quotes on the bid and ask price of the registrant’s common stock. There were 40,467,636 shares of Common Stock issued and outstanding as of June 29, 2010.

COSMO COMMUNICATIONS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2010

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

In April 2000, we entered into a Stock Purchase Agreement pursuant to which we offered shares of common stock representing 84.89% of the outstanding common stock to Master Light Enterprise Limited. (“Master Light”), a subsidiary of Starlight International Limited (“Starlight”), a publicly held company traded on the Hong Kong Stock Exchange, for $1 million.  Pursuant to an amendment to the Stock Purchase Agreement, in January 2001, the transactions contemplated by the Stock Purchase Agreement, as amended, were consummated and, after rescinding the purchase of 1,347,420 shares, Master Light acquired 26,585,008 of our common stock shares, representing 93.8% of our currently issued and outstanding common stock.  In September, 2001, additional financing from Starlight allowed us to discharge all our obligations to our financial institution lenders.  Starlight owns and operates a number of subsidiaries globally.  Its principal activity is in the manufacture, sale and distribution of consumer electronic products.

Our principal executive office is located in Ontario, Canada with warehouse facilities located in Ontario, Canada and California, USA.

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

•	Audiologic. The Audiologic brand offers a range of radios, CD players, telephones, clock radios, portable boom boxes and multiple CD music systems. These items represent 6% of total sales.

•	Digital Lab: Digital Lab is an upgraded line up from the audio category including clock radio’s, MP3 players and audio products with Ipod connectivity. Digital Lab accounted for 8% of total sales.

•
Diamond Brand. Cosmo introduced Diamond Vision and Diamond Sound as a new brand at the end of the 2005 fiscal year for DVD players. We have since added to this line Televisions, portable DVD players and MP3 Players. These items represent 5% of the total sales of the group.

•
Disney.  This is a licensed brand name of Disney Enterprises, Inc.  The licensed electronics products include television, DVD players, CD players, and radio alarm clocks.  These items represent 10% of the total sales of the group.

•	Digitec. We offered Digitec brand for our LCD TV and DVD players. This brand represents 11% of the group sales.

•	Llyods. We offered Llyods brand for our LCD TV and DVD players, portable DVD players and some audio clock radio products. This brand represents 10% of the group sales.

We also build products under the private label of our customers.  The category represents 26% of the Company’s sales.

Strategy for Cosmo’s Brands

Cosmo’s goal is to develop, distribute, market and sell consumer electronic audio and video equipment, accessories and clocks of well recognized and respected brands to customers around the world.  Cosmo’s strategy is intended to enhance and reinforce Cosmo’s global brand images among consumers and retailers. Key elements of Cosmo’s strategy are to:

•	Continue to introduce new and technologically innovative products that embody distinctive Cosmo qualities; style and new features;

•	Expand the current product lines by adding new features LCD and Plasma TV’s, MP4 player and IPOD docking unit;

•	Expand Cosmo’s distribution with new and existing customers;

•	Continue the penetration into the US market and expand focus in the brand name products

Cosmo Products

Percent of Sales by Product Class

Cosmo sales since 2006 were divided among Cosmo’s principal product classes as shown in the following table:

	Year Ended March 31,
	2010	2009	2008	2007	2006
Product Class:	%	%	%	%	%
MP3 Players	-	5	7	12	7
Other Audio (1)	30	28	36	27	29
Video (2)	61	59	48	58	62
Clocks	8	7	8	2	2
Tools	1	1	1	1	-
Total	100.0%	100.0%	100%	100%	100%

(1) Includes boom boxes, CD players, IPOD docking system
(2) Includes digital photo frames, DVD players, LCD TV, portable DVD and TV/DVD combo

Financial information about geographic segments may be found in Note 12 of the Notes to Consolidated Financial Statements of this Form 10-K.

New Products

Cosmo introduces new products and enhances its existing products on a regular basis.   During fiscal 2010 we have not brought in new products but will introduce large size LCD TV’s during fiscal 2011.

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

Our products are sold in United States, Canada and to selective customers in other parts of the world, primarily through mass merchandisers, department stores, electronic stores, chains, and specialty stores. Our products are currently sold in such stores as Wal-Mart (Canada), Super-Stores, Home Hardware, Bargain Shop and Toys “R” Us (Canada).   In fiscal 2010, approximately 90% of our sales were to the customers within Canada and 10% of sales were to the customers in USA.  Sales are handled by our in-house sales team and our independent sales representatives. Our independent sales representatives are paid a commission based upon sales in their respective territories.  The sales representative agreements are generally one year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days' notice.  During the fiscal year March 31, 2010, we worked with two independent sales representatives in Canada.

Sales

As a percentage of total revenues, our net sales in the aggregate to our five largest customers during the fiscal years ended March 31, 2010, and 2009 were approximately 87% and 91%, respectively.

Although we have long-established relationships with all of our customers, we do not have contractual arrangements with any of them. A decrease in business from any of our major customers could have a material adverse effect on our results of operations and financial condition.

Geographic Distribution of Sales

Cosmo’s sales to external customers by geographic region were as follows:

	Years Ended March 31,
Region	2006	2007	2008	2009	2010	2010
						%
	(In thousands)
USA	-	13,350	16,568	13,721	1,580	9.7%
Canada	$49,743	42,384	17,891	14,293	14,785	90.3%
Europe	920	113	-	-	-	-
Others	348	440	362	1,449	-	-

Total sales	$51,011	$56,287	34,821	29,463	16,365	100%

Returns

Returns of electronic products by our customers are generally not permitted except in approved situations involving quality defects, damaged goods, or goods shipped in error.  Our policy is to give credit to our customers for their returns, in these approved situations only.  Our total returns represented 9% and 3% of our net sales in fiscal 2010 and 2009, respectively.

We have an ongoing arrangement with Starlight, the Company’s parent, to refurbish our defective products, which are manufactured by Starlight’s factory.  We do not have return privileges with the other five factories we work with.  Starlight does not charge us refurbishment cost.  Outside factories will generally charge 25% to 30% of the original cost to refurbish our products.  We assessed each return product manufactured by the outside factories before we made decisions to repair or to sell as is.  Our policy is to mark down the book value of defective returns produced by the outside factories as they are received back in our warehouse.  Management periodically reviews the value of returned and refurbished goods on hand and adjusts the cost of such inventory after analyzing factors such as economic circumstances, product technology obsolescence and declines in retail sales prices.  Provisions are recognized against returned and refurbished goods to reflect these adjusted values.

Distribution

We distribute our products to retailers and wholesale distributors through two methods: shipment of products from inventory held at our warehouse facility in Canada and USA (domestic sales), and shipments directly through our Hong Kong subsidiary (direct sales).  Domestic sales are made to customers located throughout USA and Canada from inventories maintained at our warehouse facilities.  In the fiscal year ended March 31, 2010, approximately 92% of our sales were sales from our domestic warehouses ("Domestic Sales") and 8% were sales shipped directly from China ("Direct Sales").

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

Manufacturing and Production

Our products are manufactured and assembled by third parties pursuant to design specifications provided by us.  Currently, substantially all of our video and CD products are manufactured by Starlight’s factory located in Guangdong Province in the People’s Republic of China (PRC).  We also have ongoing relationships with five factories, located in the southern provinces of the PRC.  For fiscal 2011, we anticipate that majority of our products will be produced by Starlight’s factory. We believe that the manufacturing capacity of our factories is adequate to meet the demands for our products in fiscal year 2011. However, if Starlight’s primary factory in China was prevented from manufacturing and delivering our products, our operation would be severely disrupted (see Item 1A – Risk Factors).  Our products are manufactured using molds and certain other tooling owned by Starlight and our other factories.  Our products contain electronic components manufactured by other companies such as Sanyo, Toshiba, Hitachi and National Semiconductor.  Our manufacturers purchase and install these electronic components in our products under our specifications.

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

All of the electronic equipment sold by us is warranted to the end user against manufacturing defects for a period of ninety (90) days for labor and parts.  During the fiscal years ended March 31, 2010 and 2009, warranty claims have not been material to our results of operations.

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

Commission

Revenues received from the reverse logistic operations are treated as commission income. Besides handling the defective returns, we also sell the returns on behalf of our logistic customers.

License Agreements

The license agreement with Disney Enterprises, Inc. is between Starlight International and Disney.  We are not obligated to pay license fees to Disney.

Competition

Our business is highly competitive since we compete mainly in the basic entry level category of our audio and video products.  We believe that competition for our products is based primarily on price, product features, reputation, delivery times, and customer support. We believe that our brand names are recognized in the industry and help us to compete in these categories.  Our financial position depends, among other things, on our ability to keep pace with changes and developments in the household entertainment industry and to respond to the requirements of our customers.  Many of our competitors have significantly greater financial, marketing, and operating resources and broader product lines than we do.

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

Seasonality and Seasonal Financing

Our business is highly seasonal, with consumers making a large percentage of purchases of our products around the traditional holiday season in our second and third quarter.  These seasonal purchasing patterns and requisite production lead times cause risk to our business associated with the underproduction or overproduction of products that do not match consumer demand.  Retailers also attempt to manage their inventories more tightly, requiring that we ship products closer to the time that retailers expect to sell the products to consumers.  These factors increase the risk that we may not be able to meet demand for certain products at peak demand times, or that our own inventory levels may be adversely impacted by the need to pre-build products before orders are placed.  As of March 31, 2010, we had inventory of $6.7 million (net of reserves totaling $1,103,360) compared to inventory of $10 million as of March 31, 2009 (net of reserves totaling $560,846).

Our financing of seasonal working capital during fiscal 2010 was from selling of the inventory carried over from the prior year.  We rely on credit terms from our manufacturers to finance the purchase of new inventory.  We also have an understanding from Starlight to provide short term working funds to purchase inventory should we require them.

For fiscal 2011, we plan on minimum financing our inventory purchases by liquidating our inventory and if necessary with short term working funds provided by Starlight.

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

Backlog

We ship our products in accordance with delivery schedules specified by our customers, which usually request delivery within three months of the date of the order.  In the consumer electronics industry, orders are subject to cancellation or change at any time prior to shipment.  In recent years, a trend toward just-in-time inventory practices in the consumer electronics industry has resulted in fewer advance orders and therefore less backlog of orders for us.  We believe that backlog orders at any given time may not accurately indicate future sales.  As of March 31, 2010 we had no backlog of orders and none in the same period in fiscal 2009.  Backlog orders do not take into account of any sales ordered by customers directly from our domestic inventory with order turnaround time of one to two weeks.  We normally have to keep the minimum inventory in our domestic warehouses for these type of sales.

Employees

As of March 31, 2010, we employed 19 people, 18 of whom are full-time employees, including two executive officers.  Two of our employees are located at our subsidiary in Hong Kong and 17 in Canada.   Of the employees, eight are engaged in warehousing and technical support, and nine in accounting, marketing, sales and administrative functions.  We have never had a work stoppage and none of our employees are unionized. We believe we have good employee relations.

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

As of March 31, 2010, our cash on hand is limited.  We will finance our working capital needs from the collection of accounts receivable, and sales of existing inventory. See "Liquidity and Capital Resources" beginning on page 22. As of March 31, 2010, our inventory was valued at approximately $6.7 million. If these sources do not provide us with adequate financing, we will be seeking financing from our factories.  If we are not able to obtain adequate financing from our factories when needed, it will have a material adverse effect on our cash flow and our ability to continue operations.

A small number of our customers account for a substantial portion of our revenues, and the loss of one or more of these key customers could significantly reduce our revenues and cash flow.

As a percentage of total revenues, our net sales to our five largest customers during the fiscal period ended March 31, 2010 and 2009 were approximately 87% and 91% respectively.  We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from our largest customers would decrease our revenues and cash flow significantly.

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

Because there is intense competition in the consumer electronic market, we are subject to pricing pressure from our customers.  Many of our customers have demanded that we lower our prices or they will purchase from our competitor's products.  If we do not meet our customer's demands for lower prices, we will not sell as many products.  We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or advertising allowances, which effectively reduce our profit. We gave advertising allowances in the amount of $452,000 during fiscal 2010 and $501,000 during fiscal 2009.  We have historically offered advertising allowances to our customers because it is standard practice in the retail industry.

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

Over the past years our gross profit margins have not improved to our expectation due to price competition.  For fiscal 2010, we achieved an improvement in profit margin due to the strong gain in the Canadian currency against the US dollar.  We expect that our gross profit margin might decrease under downward pressure in fiscal 2011 due to the rise in material and labor costs in China.  Based on past experience, we expect that we can pass on some of the price pressure to our manufacturers.

Our business is seasonal and therefore our annual operating results will depend, in large part, on our sales during the relatively brief holiday season.

Sales of consumer electronics in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas.  A substantial majority of our sales occur during the second quarter ended September 30 and the third quarter ended December 31.  Sales in our second and third quarter, combined, accounted for approximately 62% and 77% of total sales in fiscal 2010 and 2009 respectively.

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

We are using five factories in the People's Republic of China to manufacture the majority of our products. These factories will be producing all of our products in fiscal 2011.  Our arrangements with these factories are subject to the risks of running business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business.  Furthermore, we have limited control over the manufacturing processes themselves.  As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow.  Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

We depend on third party suppliers for parts for our products, and if we cannot obtain supplies as needed, our operations will be severely damaged.

Our growth and ability to meet customer demand depends in part on our ability to obtain timely deliveries of our electronic products.  We rely on third party suppliers to produce the parts and materials we use to manufacture and produce these products.  If our suppliers are unable to provide our factories with the parts and supplies, we will be unable to produce our products.  We cannot guarantee that we will be able to purchase the parts we need at reasonable prices or in a timely fashion.  In the last several years, there have been shortages of certain components that we use in our DVD players and portable DVD products.  If we are unable to anticipate any shortages of parts and materials in the future, we may experience severe production problems, which would impact our sales.

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

Cosmo’s largest customer accounts for 54%, 70% and 76% of Cosmo’s sales in 2010, 2009 and 2008 respectively. Cosmo anticipates that this customer will continue to account for a significant portion of its sales for the foreseeable future but is not obligated to any long-term purchases.  It has considerable discretion to reduce, change or terminate purchases of Cosmo’s products.  Cosmo cannot be certain that it will retain this customer or maintain a favorable relationship.

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

Cosmo currently makes sales to Canadian and certain European dealers and distributors in their respective currencies.  As such Cosmo is exposed to gains and losses on foreign currency, in particular the Canadian dollar.  Cosmo does not trade in derivatives or other financial instruments to reduce currency risks.  In some instances this will subject Cosmo’s earnings to fluctuations because Cosmo is not protected against substantial currency fluctuations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of our 2010 fiscal year.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Since 2001, our common stock shares have not been traded on the OTC Bulletin Board.  There were no quotes of high and low during fiscal 2010.  We have 396 recorded holders of our common stock on June 29, 2010.

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

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” and Item 8, “Financial Statements and Supplementary Data” Included elsewhere in this Annual Report. The statements of operations data for the years ended March 31, 2010, 2009 and 2008 and the balance sheet data at March 31, 2010, 2009 and 2008 are derived from our audited financial statements which are included elsewhere in this Annual Report.  The statement of operations data for the year ended March 31, 2007 and 2006 and the balance sheet data at March 31, 2007 and 2006 are derived from our audited financial statements which are not included in this Form 10-K.  The historical results are not necessarily indicative of results to be expected for future periods.

	Years Ended March 31,

	2010	2009	2008	2007	2006

	(In thousands, except per share data)
Consolidated Statements of Operations:
Net sales	$16,365	$29,463	$34,821	$56,287	$51,011
Cost of products sold	14,806	27,458	32,915	53,034	48,157

Gross profit	1,559	2,005	1,906	3,253	2,854
Other income	96	431	852	1,566	1,509
Operating expenses:
Selling and delivery	1,468	2,012	1,089	1,677	1,033
General and administrative	1,795	2,375	3,040	2,901	2,684
Depreciation and amortization	15	15	14	19	23

Total operating expenses	3,278	4,402	4,143	4,597	3,740

Operating income (loss)	(1,623)	(1,966)	(1,385)	223	623

Interest and other expense	(343)	930	126	238	304
Taxes – current and deferred	(9)	(183)	329	(164)	172
Net income (loss)	$(1,271)	$(2,714)	(1,840)	$148	$147

Income (loss) per share:
Basic and diluted	$(0.03)	$(0.07)	$(0.05)	$0.01	$0.01
Weighted average shares:
Basic and diluted	40,467	40,467	40,467	29,104	29,104

		As of March 31 (in thousands)
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash	636	$444	$512	$1,112	$549
Total assets	9,613	13,237	15,486	20,133	8,249
Total current liabilities	10,417	13,448	12,287	15,826	5,989
Total long-term liabilities	0	0	0	0	0
Stockholders’ equity (deficit)	-804	-211	3,199	4,307	2,260

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Overview

Our operations were adversely affected by the uncertainty in the global economy during fiscal 2010.  Many retailers curtailed their buying programs due to the excess inventory carried from the previous year.  Our sales dropped by 45%, mainly in the Disney and youth lines.  Gross profit margin increased from 6.8% in fiscal 2009 to 9.5% in the current fiscal year.

We have taken steps to control our operating costs while sales were decreasing in the fiscal year.  The net decrease in operating expenses was approximately $1.12M.  Selling expenses decreased by approximately $544,000.  Salaries and wages decreased by $250,000 and $330,000 decrease in general and administration.

We reported a currency gain of $354,000 due to the strong Canadian dollar against the US dollar.

Fiscal Year Ended March 31, 2010 Compared with Fiscal Year Ended March 31, 2009

Sales

Net sales decreased by $13 million or 45% compared to prior year.  The large decrease was due to the loss of a major account in our US subsidiary.  We were successful selling to this account with our Disney and youth products in prior years.  The decrease in Disney product demands coincided with a sharp decline in the overall toys segment in the US, resulting in this major account withdrawing our products in fiscal 2010.  Although we have tried to renew their interest recently, it is unlikely this will happen in fiscal 2011.

We experienced decreases in sales of MP3 players and clocks but increase in sales of LCD TV’s and DVD players.  The clocks segment was affected by a sharp increase in the costs of the products.  The retail price of clocks increased and the cost was passed on to our customers.  The decrease in clock sales was a reflection of the resistance by consumers to pay the higher prices.   We are expecting an increase in sales of LCD TV’s in fiscal 2011.  We launched our 22” LCD TV in April 2010 and will continue to launch larger size TV’s up to 32”.

The mix between direct import sales and domestic warehouse sales in fiscal 2010 was 8% to 92% compared with 16% to 84% in fiscal 2009.  During weak economic times, our retail customers were cautious not to purchase container loads of goods with a long lead time.   Despite the fact we have to sell more goods out of our domestic warehouse, we managed to reduce our inventory levels on hand due to careful planning and monitoring of inventory.

Gross Profit

Gross profit for fiscal 2010 was $1.6 million or 9.5% of revenues compared with 6.8% in fiscal 2009.  The increase in gross profit margin was mainly attributable to a strong Canadian dollar against the US dollar throughout the fiscal year.  For sales in Canada, we purchased our products from our suppliers in US dollars but booked the sales revenue in Canadian dollars.  When the Canadian dollar appreciated against the US dollar, our purchase cost decreased relatively resulting in a higher profit margin.

Commission Income

Our commission and other income consist of commissions earned on brokering sales and handling return products for Starlight and another manufacturer. Commission income decreased from approximately $431,000 in fiscal 2009 to $96,000 in this fiscal year. The weak economy caused a general reduction in demands for goods and services, and thus we handled less returns for our customers in our reverse logistics operations.

Operating Expenses

Operating expenses for the current fiscal year decreased from approximately $4.4 million in fiscal 2009 to $3.3 million in this fiscal year. Selling and warehousing contributed the largest decrease of approximately $544,000. Our warehousing expense in US was significantly decreased due to the decrease of sales and activities in this region. Similarly, in administrative expenses we reduced travel, phone allowances, and office rent and office expenses in our US subsidiary which accounted for the majority of the $330,000 decreases. Salaries and wages decreased by approximately $250,000 and the majority of this decrease came from payroll cuts in the Canadian operation.

Financial expenses and exchange gain

The Canadian dollar appreciated steadily from 0.8 to one US dollar at the beginning of this fiscal year to 0.98 at the end of the fiscal year resulting in a gain of $354,000 for the fiscal year. In fiscal 2009, we incurred exchange loss of $739,000. We did not purchase any forward currency contracts to hedge against the volatility of the Canadian dollar. However, our parent company Starlight, as our major supplier of goods, purchased forward contracts on our behalf to allow us to repay Starlight in Canadian dollars.

Interest expense decreased by approximately $180,000 compared with the prior fiscal year. The decrease was due to a one time interest charge levied by the Canadian tax authority in fiscal 2009 and a reduction in direct import sales activities compared with the prior fiscal year.

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

For the fiscal year ended March 31, 2010, we recovered income tax expense in the amount of $9,047. In the prior years a tax audit on the Canadian subsidiary was conducted on years 2004 and 2005 and additional taxes were reassessed. Taxes related to these audits amounted to $714,638 in fiscal 2008. The current year tax recovery was a result of carryback of losses in the current year to prior years. The Company does not anticipate future changes in rates and as such does not anticipate such variances in its current or deferred taxes in subsequent years.

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

The mix between direct import sales and domestic warehouse sales in fiscal 2009 was 16% to 84% compared with 24% to 76% in fiscal 2008.  During weak economic times, our retail customers were cautious not to purchase container loads of goods with a long lead time.  As a result of this, it increased our need to hold inventory on hand at our warehouses in order to create sales.  This however also created a longer cycle of collecting cash from our sales.

Gross Profit

Gross profit for fiscal 2009 was $2 million or 6.8% of revenues compared with 5.5% in fiscal 2008.  The increase in gross profit margin was mainly attributable to the introduction of the new youth line and an increase in the domestic warehouse sales mix where selling prices are higher than our direct import sales.  In domestic warehouse sales we have to factor in the carrying costs of housing and handling to inventory as well as the freight component of delivering the goods.

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

Operating Expenses

Operating expenses for the March 31, 2009 year increased from approximately $4.1 million to $4.4 million in fiscal 2009.  Selling and warehousing contributed the largest increase of approximately $923,000.  In the current fiscal year, we switched the status of two sales executive from salaried staff to commission based staff.  We also incurred higher warehousing expenses this fiscal year as Starlight, our parent company, bore the Disney products storage and handling in fiscal 2008 and no longer picked up these expenses in this fiscal year as the subsidy was for the first year only.  We also provided higher advertising allowances to our customers during the weak holiday season to induce sales.  In administrative expense, we made cuts in all discretionary expenses such as travel which resulted in 12% of savings, partially offset by an increase of approximately $175,000 in bad debts expenses.  Salaries and wages decreased by approximately $500,000 as offset to the increase in commission expense.

Financial expenses and exchange loss

We incurred a large exchange loss in the third quarter of the March 31, 2009 fiscal year.   A sharp decline in exchange rates between the Canadian and US dollars from 0.96 of one US dollar to 0.82 during the third quarter attributed to an annual exchange loss of approximately $739,000.  While we did not purchase currency forward contracts to hedge against the volatility of the Canadian dollar, our parent company, Starlight purchased forward contracts to allow us to convert from Canadian dollars to US dollar at the rates locked in the forward contracts to mitigate the exchange loss.

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

For the fiscal year ended March 31, 2009, we recovered income tax expense in the amount of $183,067.  A tax audit on the Canadian subsidiary was conducted on years 2004 and 2005 and additional taxes were reassessed.  Taxes related to these audits amounted to $714,638 in fiscal 2008.  The March 31, 2009 fiscal year tax recovery was a result of carryback of losses to prior years.  The Company does not anticipate future changes in rates and as such does not anticipate such variances in its current or deferred taxes in subsequent years.

We operate within multiple taxing jurisdictions and we are subject to audit in each jurisdiction.  Because of the complex issues involved, any claims can require an extended period of time to resolve. In management's opinion, adequate provisions for income taxes have been made.

Liquidity and Capital Resources

On March 31, 2010, we had cash on hand of $635,516 compared to cash on hand of $444,410 on March 31, 2009.  The increase of cash on hand was primarily due to the effect of foreign currency translation.  The strong Canadian dollar during the current fiscal improved our cash flow in purchases of goods for resale.

Cash flows used in operating activities were $486,881 for the year ended March 31, 2010.  We have reduced our receivables and inventories at year end and we reduced our debts to our parent company.

There have been no cash flows from investing and financing activities for the fiscal year ended March 31, 2010.

As of March 31, 2010 our working capital was in deficit by approximately $223,000. Our current liabilities of $10.4 million include:

•	amount due to Starlight resulting from normal course of the business for $9 million;
•	current liabilities resulting from normal course of the business with other factories and suppliers for $0.6 million;
•	advance from Starlight for $0.6 million

We expect our factories will continue to provide credits to us and that Starlight will not demand immediate repayment of current liabilities and will provide financing to us if we require additional short term working capital.

Off Balance Sheet Arrangements

Cosmo does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (VIE’s), which would be established for the purpose of facilitating off-balance sheet arrangements. As of March 31, 2010, Cosmo did not have any unconsolidated VIE’s.

Contractual Obligations as of March 31, 2010

Cosmo had contractual obligations at March 31, 2010 as follows:

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Interest payable to related party	$604,627	$604,627	$—	—	—
Operating leases	$1,198,103	$339,206	$858,897	—	—

Working Capital Requirements for the Short and Long Term

During the next twelve month period, we plan on financing our working capital needs from:

•	The collection of accounts receivable;
•	Sales of existing inventory; and
•	The continued support of factories in China that finance our purchases of goods for fiscal 2011.

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

During fiscal 2011, we will continue to control our operating costs.  We expect domestic sales will continue to expand which will improve our working capital to finance inventory and accounts receivable.

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

Exchange Rates

For direct sales, we sell our products in U.S. dollars and pay for all of our manufacturing costs in either U.S. or Hong Kong dollars. Operating expenses of the Hong Kong office are paid in Hong Kong dollars.  The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at approximately HK $7.80 to U.S. $1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar.  Operating expenses of our Canada office is paid in Canadian dollars, and domestic sales are received in Canadian dollars.  The exchange rate between the Canadian dollar and US dollar can represent an exchange risk to us.  Therefore any adverse fluctuation in this exchange rate may have a material effect on our business, financial condition or results of operation.  The overall percentage of domestic sales in Canadian dollars is at approximately 80% of total sales. Due to the increase in domestic sales in Canada in the current fiscal year, our parent company entered into 28 forward exchange contracts with a total amount of $6.75 million Canadian dollars during the fiscal year. These forward contracts enable us to pay our trade debts to our parent company in Canadian dollars and converted these to US dollars at the rates locked in the forward contracts.

Seasonal and Quarterly Results

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for electronic audio and video equipment during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 62% and 77% of net sales in fiscal 2010, and 2009, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. For fiscal 2010, the Company had significant estimates for allowances for doubtful accounts in the amount of $187,314, allowance for obsolete inventory reserve of $1,103,360 and sales return and allowance reserve of $257,569.

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

Foreign Translation Adjustment

The accounts of the foreign subsidiaries were translated into U.S. dollars in accordance with the Accounting Standards Codification (“ASC”) 830, subtopic 30 - Foreign Currency Translation.  Management has determined that the Hong Kong dollar is the functional currency of the Hong Kong subsidiaries and the Canadian dollar is the functional currency of the Canadian subsidiary.  Certain current assets and liabilities of these foreign entities are denominated in U.S. dollars.  In accordance with ASC 830, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant periods.  Adjustments resulting from the translation of the financial statements from their functional currencies to United States dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income for the relevant periods.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Accounting for Income Taxes.  Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

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

While we believe that if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so.  These exposures are directly related to our normal operating and funding activities.  Historically and as of March 31, 2010, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

Interest Rate Risk

As of March 31, 2010, we have borrowed from Starlight and discounted our trade bills to obtain cash advance on our direct sales.  An increase in prime rate will increase our costs of borrowing accordingly.

Foreign Currency Risk

We have a wholly-owned subsidiary in USA, a wholly-owned subsidiary in Canada and a wholly-owned subsidiary in Hong Kong.  Sales by the Canadian operations made in Canada are denominated in Canadian dollar; purchases of inventory are denominated in US or Hong Kong dollar, and operating expenses in Canadian dollar.  The Hong Kong operating expenses are denominated in Hong Kong dollar, sales are denominated in U.S. dollar, and purchases of inventory are denominated in U.S. or Hong Kong dollar.  These transactions create exposures to changes in exchange rates.  Changes in the Hong Kong dollar exchange rate and Canadian dollar exchange rate with the U.S. dollar may positively or negatively affect our gross margins, operating income and retained earnings. We do not believe that near-term changes in the exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Canadian and Hong Kong dollar.  To mitigate the foreign currency risk, our parent company purchased Canadian dollar forward contracts on our behalf.  In fiscal 2010, our parent company purchased 28 Canadian dollar contracts at a total amount of $6.75M.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cosmo Communications Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cosmo Communications Corporation and Subsidiaries as of 31 March 2010 and 2009 and the related consolidated statements of loss and comprehensive loss, stockholders' deficit and cash flows for the years ended 31 March 2010, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, such consolidated financial statements present fairly, in all material respects, the financial position of Cosmo Communications Corporation and Subsidiaries as of 31 March 2010 and 2009 and the results of its operations and cash flows for the years ended 31 March 2010, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ DNTW Chartered Accountants, LLP

Licensed Public Accountants
Markham, Ontario, Canada

29 June 2010

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS AT 31 MARCH

(Expressed in United States Dollars)

	Note	2010	2009
ASSETS
Current Assets
Cash		$635,516	$444,410
Accounts receivable, less allowance of $187,321 and $196,426 at 31 March 2010 and 2009, respectively	3	2,259,969	2,551,434
Inventories		6,682,679	10,187,934
Prepaid expenses and other		11,259	15,145
Total Current Assets		9,589,423	13,198,923
Equipment and Other Assets
Equipment, net	4	15,367	30,241
Deferred taxes	5	8,317	8,317
Total Equipment and Other Assets		23,684	38,558
Total Assets		$9,613,107	$13,237,481
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	7	597,557	693,583
Accounts payable to parent company	6	9,132,241	12,098,477
Taxes payable	5	82,905	51,660
Interest payable to parent company	6	604,627	604,627
Total Liabilities		10,417,330	12,286,850
Commitments	8
Stockholders' Deficit
Preferred stock, $0.01 par value, cumulative and convertible, 30,000 shares authorized		-	-
Preferred stock, $0.01 par value, 9,970,000 shares authorized		-	-
Capital stock, $0.05 par value, 50,000,000 shares authorized, 40,467,636 shares issued and outstanding		2,023,382	2,023,382
Additional paid-in capital		27,704,592	27,704,592
Accumulated other comprehensive income (loss)		306,205	(371,782)
Accumulated deficit		(30,838,402)	(29,567,058)
Total Stockholders' Deficit		(804,223)	(210,866)
Total Liabilities and Stockholders' Deficit		$9,613,107	$13,237,481

The accompanying notes are an integral part of these consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED 31 MARCH

(Expressed in United States Dollars)

	2010	2009	2008
SALES	$16,364,733	$29,463,154	$34,820,750
COST OF PRODUCTS SOLD	14,806,460	27,458,287	32,915,382
GROSS PROFIT	1,558,273	2,004,867	1,905,368
COMMISSION INCOME	96,497	430,982	852,238
OPERATING EXPENSES
Salaries and wages	1,060,735	1,310,628	1,822,066
General and administrative	734,398	1,064,791	1,217,493
Selling and delivery	1,467,694	2,012,088	1,088,947
Depreciation	14,874	14,874	14,202
TOTAL OPERATING EXPENSES	3,277,701	4,402,381	4,142,708
LOSS FROM OPERATIONS	(1,622,931)	(1,966,532)	(1,385,102)
Financial	11,800	191,578	104,916
(Gain) loss on foreign exchange	(354,340)	739,437	21,413
LOSS BEFORE INCOME TAXES	(1,280,391)	(2,897,547)	(1,511,431)
INCOME TAX RECOVERY	(9,047)	(183,067)	(254,247)
DEFERRED INCOME TAXES	-	-	(131,906)
REASSESSMENT OF PRIOR YEARS INCOME TAXES	-	-	714,638
NET LOSS	$(1,271,344)	$(2,714,480)	$(1,839,916)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	677,987	(695,458)	731,681
COMPREHENSIVE LOSS	$(593,357)	$(3,409,938)	$(1,108,235)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.03)	$(0.07)	$(0.05)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	40,467,636	40,467,636	40,467,636

The accompanying notes are an integral part of these consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED 31 MARCH 2010 AND 2009

(Expressed in United States Dollars)

	Shares	Capital Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
Balance, 1 April 2008	40,467,636	2,023,382	27,704,592	323,676	(26,852,578)	3,199,072
Foreign currency translation	-	-	-	(695,458)	-	(695,458)
Net loss for the year	-	-	-	-	(2,714,480)	(2,714,480)
Balance, 31 March 2009	40,467,636	2,023,382	27,704,592	(371,782)	(29,567,058)	(210,866)
Foreign currency translation	-	-	-	677,987	-	677,987
Net loss for the year	-	-	-	-	(1,271,344)	(1,271,344)
Balance, 31 March 2010	40,467,636	$2,023,382	$27,704,592	$306,205	$(30,838,402)	$(804,223)

The accompanying notes are an integral part of these consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED 31 MARCH

(Expressed in United States Dollars)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,271,344)	$(2,714,480)	$(1,839,916)
Adjustment to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation	14,874	14,874	14,202
Deferred income taxes	-	-	(131,906)
	(1,256,470)	(2,699,606)	(1,957,620)
Changes in operating assets and liabilities:
Accounts receivable	291,465	1,290,932	5,075,471
Inventories	3,505,255	842,062	(1,514,507)
Prepaid expenses and other	3,886	33,082	(31,731)
Accounts payable and accrued liabilities	(96,026)	63,017	(1,094,672)
Taxes payable	31,245	(260,107)	826,095
Accounts payable to parent company	(2,966,236)	1,358,584	(2,632,474)
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	(486,881)	627,964	(1,329,438)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	(268)	(2,299)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(268)	(2,299)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances to (from) related parties	-	-	-
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	-	-
EFFECT OF FOREIGN CURRENCY TRANSLATION	677,987	(695,458)	731,681
NET INCREASE (DECREASE) IN CASH	191,106	(67,762)	(600,056)
CASH, BEGINNING OF YEAR	444,410	512,172	1,112,228
CASH, END OF YEAR	$635,516	$444,410	$512,172

The accompanying notes are an integral part of these consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED 31 MARCH 2010 AND 2009

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.   For fiscal 2010, the Company had significant estimates for allowances for doubtful accounts in the amount of $187,321, allowance for obsolete inventory reserve of $1,103,360 and sales return and allowance reserve of $257,569.

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

Advertising Allowances

The Company followed the guidance in Accounting Standards Codification (“ASC”) 605-50, Revenue Recognition- Customer Payments and Incentives.  In accoradance with ASC 605-50, the Company is required to classify certain payments to its customers as a reduction of sales.  The Company grants advertising allowances to its major customers as contributions to promote the Company's products.  Management has determined that the Company meets the requirements of ASC 605-50 in order to characterize these contributions as a cost as opposed to a reduction in revenue and accordingly these costs are included in selling and delivery expenses.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidated Statements of Income Classifications

The Company calculates its gross profit as the difference between its revenue and the associated cost of products sold.  Cost of products sold includes direct product costs, inbound freight, excise taxes, casualty insurance, import duties and broker fees, vendor allowances, and increases or decreases to the Company’s FIFO reserve.  The Company’s gross profit may not be comparable to other entities whose shipping and handling expenses are a component of cost of sales.  Instead the Company includes these costs in selling and delivery expenses which amounted to $960,084 (2009 - $1,120,935).

The Company classifies the following expense categories separately on its statements of operations: salaries and wages; selling and delivery; and general and administrative.  The Company’s labor costs of the warehouse and office staff are included in the salaries and wages expense category.  The Company’s selling expenses primarily include shipping and handling costs, sales commissions, travel, entertainment, and product promotional costs. General and administrative expenses of the Company primarily include legal costs, insurance, rent, repairs, and general office expenses.

Cash and Cash Equivalents

Cash and cash equivalents consist of commercial accounts and interest-bearing bank deposits and are carried at cost, which approximates current value.  Items are considered to be cash equivalents if the original maturity is three months or less.

Inventories

Inventories are valued at the lower of cost and net realizable value.  Cost is determined on a first-in, first-out basis.  Inventory is comprised of finished products that the Company intends to sell to its customers.  The Company periodically makes judgments and estimates regarding the future utility and carrying value of its inventory.  The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value.  The Company has inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the year ended 31 March 2010, the Company’s inventory reserve was $1,103,360 ($560,846 in 2009).

Trade receivables

The Company's accounts receivable and related allowance for doubtful accounts are analyzed in detail on a quarterly basis and all significant customers with delinquent balances are reviewed to determine future collectability. Reserves are established in the quarter in which the Company makes the determination that the account is deemed uncollectible. The Company maintains additional reserves based on its historical bad debt experience. The provision for accounts receivables was assessed during the years ended 31 March 2010 and 2009 as $187,321 and $196,426, respectively.

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

Foreign Translation Adjustment

The accounts of the foreign subsidiaries were translated into U.S. dollars in accordance with the provisions of ASC 830, Foreign Currency Matters.  Management has determined that the Hong Kong dollar is the functional currency of the Hong Kong subsidiary, the US dollar is the functional currency of the US subsidiary and the Canadian dollar is the functional currency of the Canadian subsidiary.  Certain current assets and liabilities of these foreign entities are denominated in U.S. dollars.  In accordance with ASC 830, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant periods.  Adjustments resulting from the translation of the financial statements from their functional currencies to United States dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income for the relevant periods.

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

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.  At 31 March 2010 and 2009, the carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities, and loans payable approximate their fair values due to the short-term maturities of these instruments.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

The Company adopted ASC 220, Comprehensive Income that establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements.  Comprehensive income is presented in the statements of changes in stockholders' equity, and consists of net income (loss) and unrealized gains (losses) on available for sale marketable securities, foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge.  ASC 220 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the years ended 31 March 2010 and 2009.

Valuation of Long-Lived Assets

In accordance with ASC 360 Property, Plant and Equipment, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.  If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of the asset less cost to sell.

Concentration of Credit Risks

The Company is exposed to credit risk on accounts receivable from its customers.    In order to reduce its credit risk, the Company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of their credit terms. Our five largest customers during fiscal year 2010 made up approximately 87% o f our total revenues (2009 – 91%).

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within Canada, United States and Hong Kong. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States and Canada. Balances at financial institutions or state-owned banks within Hong Kong are not covered by insurance. Total cash in state-owned banks and cash on hand at March 31, 2010 and 2009, amounted to $105,340 and $85,365, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in China, and by the general state of the Chinese economy. The Company’s operations in China are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Foreign Currency Risk

Foreign currency risk arises from fluctuations in foreign exchange rates and the degree of volatility of these rates relative to the Canadian dollar. Consequently, some assets, liabilities, revenues and purchases are exposed to foreign exchange fluctuations.

Management has determined that the Hong Kong dollar is the functional currency of the Hong Kong subsidiary, the US dollar is the functional currency of the US subsidiary and the Canadian dollar is the functional currency of the Canadian subsidiary.  Certain current assets and liabilities of these foreign entities are denominated in U.S. dollars.  The Company is therefore exposed to currency risks due to potential variation of the currencies in which it operates. The Company does not use derivative instruments to hedge its foreign exchange risk.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

On September 30, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement No. 168, The FASB Accounting Standards Codification and The Hierarchy of Generally Accepted Accounting Principles. The Codification became the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities Exchange Committee (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative. GAAP is not intended to be changed as a result of this statement, but will change the way the guidance is organized and presented. The Company has implemented the Codification in the consolidated financial statements by providing references to the Accounting Standards Codification (“ASC”) topics.

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-13—Compensation—Stock Compensation (Topic 718),which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company expects that the adoption of the amendments in this update will not have any significant impact on its financial position and results of operations.

In April 2010, the FASB issued ASU No. 2010-17—Revenue Recognition—Milestone Method (Topic 605), which provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company expects that the adoption of the amendments in this update will not have any significant impact on its financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This Update amends Subtopic 820-10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

January 2010, the FASB issued ASU 2010-02, Consolidation: Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification. ASU 2010-02 amends the Codification to clarify that the scope of the decrease in ownership provisions of ASC 810-10 and related guidance applies to: (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method or joint venture; (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity-method investee or joint venture); and (iv) a decrease in ownership in a subsidiary that is not a business or nonprofit activity when the substance of the transaction causing the decrease in ownership is not addressed in other authoritative guidance. If no other guidance exists, an entity should apply the guidance in ASC 810-10. The amendments in the update also clarify that the decrease in ownership guidance in ASC 810-10 does not apply to sales of in-substance real estate or conveyances of oil and gas mineral rights, even if these transfers involve businesses. We adopted ASU 2010-02 effective 31 December 2009 and it did not have a material effect on our current financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity: Accounting for Distributions to Shareholders with Components of Stock and Cash. ASU 2010-01 amends the Codification to clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 codifies the consensus reached by the Emerging Issues Task Force in Issue No. 09-E, Accounting for Stock Dividends, including Distributions to Shareholders with Components of Stock and Cash. We adopted ASU 2010-01 effective 31 December 2009 and it did not have a material effect on our current financial statements, however, it may have an effect on future financial statements depending on our future activities.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after 15 June 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (codified by ASU No. 2009-17 issued in December 2009). The standard amends FIN No. 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN No. 46(R). This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, (codified by ASU No. 2009-16 issued in December 2009). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” along with the exception from applying FIN 46(R), Consolidation of Variable Interest Entities. The standard is effective for the first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

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

The following is the activity within the Company’s consolidated valuation and qualifying accounts and reserves for fiscal 2010 and 2009:

	Balance at Beginning of Year	Additions (Reductions) Charged to Costs and Expenses	Deductions	Balance at End of Year

Year ended 31 March 2010

Deducted from asset account:
Allowance for doubtful accounts	$196,426	$34,973	$(44,078)	$187,321
Sales return and allowance reserve	104,641	1,653,881	(1,500,953)	257,569
Total	$301,067	$1,688,854	$(1,545,031)	$444,890

Year ended 31 March 2009

Deducted from asset account:
Allowance for doubtful accounts	$25,927	$175,206	$(4,707)	$196,426
Sales return and allowance reserve	138,438	2,837,532	(2,871,329)	104,641
Total	$164,365	$3,012,738	$(2,876,036)	$301,067

4.	EQUIPMENT

The components of equipment are as follows:

	Cost	Accumulated Depreciation	Net 2010	Net 2009

Furniture and fixtures	$42,462	$(41,535)	$927	$2,037
Equipment	31,858	(30,967)	891	1,867
Computer	53,295	(47,652)	5,643	10,438
Warehouse equipment	68,575	(60,669)	7,906	15,899

	$196,190	$(180,823)	15,367	$30,241

5.	INCOME TAXES

The provision for income taxes reconciles to the amount obtained by applying the statutory income tax rates of 33% (2009 - 33%) in Canada, 16.5% (2009 - 16.5%) in Hong Kong and 15% (2009 – 15%) in US to income before provision for taxes as follows:

	2010	2009

Computed expected tax	$(168,545)	$(731,668)
Expenses not deductible for tax purposes	7,287	55,434
Equipment	2,976	(160)
Tax losses available for carryforward	267,837	860,843
Utilization of prior year tax losses	(109,555)
Other	(9,047)	(367,517)

Provision for income taxes	$(9,047)	$(183,068)

The Company has $4,568,542 of tax losses available to offset future taxable income.  $1,915,048 of these losses are held in our Canadian subsidiary; $1,263,583 expire in 2019 and $651,465 in 2020.  $1,784,304 of these losses are held in our Hong Kong subsidiary and can be carried forward indefinitely.  The remaining $869,190 tax losses are held in our US subsidiary; $489,043 expire in 2029 and $380,147 in 2030.

The components of deferred income taxes have been determined at the combined statutory rates as follows:

	2010	2009

Deferred income tax assets (liabilities):
Book over tax depreciation	$8,317	$8,317
Tax losses available for carryforward	1,056,754	860,843
Valuation allowance	(1,054,754)	(860,843)

Deferred income taxes	$8,317	$8,317

6.	AMOUNTS PAYABLE TO PARENT COMPANY

As of 31 March 2010, the Company owed $9,736,868 (2009 - $12,703,104) to The Starlight Group of Companies, the principal corporate shareholder of the Company ("Starlight").  Of this amount $9,132,241 (2009 - $12,098,477) was owed in the form of trade payable and the remainder was in the form of advances and interest on advances.  The advances from Starlight were paid for by the issuance of shares in the fiscal year ended 31 March 2007, leaving only the accrued interest as payable.  These amounts are payable on demand and Starlight has agreed not to charge further interest on the accrued interest payable.  Interest accrued as of 31 March 2010 was $604,627 (2009 - $604,627).

7.	ACCOUNTS PAYABLE AND ACCRUED LIBILITIES

The balance is comprised of:

	2010	2009
Trade payables	113,829	207,533
Accrued liabilities	226,159	152,211
Claims payable	-	229,198
Sales return and allowance reserve	257,569	104,641

	$597,557	$693,583

8.	COMMITMENTS

The Company leases premises under an operating lease with a five year term in Canada and shares the facilities for its Hong Kong operation.  Minimum lease commitments under the leases at 31 March 2010 were:

2011	$339,206
2012	341,926
2013	344,647
2014	172,324

$1,198,103

9.	RELATED PARTY TRANSACTIONS

Apart from those as disclosed in note 6, the Company's transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company's business.

During the year ended 31 March 2010, the Company purchased $10,800,354 (2009 - $25,191,456) of goods from Starlight and received no commissions from Starlight in 2010 and 2009.

10.	ECONOMIC DEPENDENCE

The Company is economically dependent on its parent company for the supply of inventory products to its customers.  For fiscal 2010, the Company purchased 80% of its inventory needs from Starlight (2009 -92%).

A mass-market merchandiser and chain store located in Canada and US is the Company's largest customer, which accounted for approximately 54% of sales in 2010 and 70% in 2009.  Economic dependence exists with this identified customer.  Loss of the customer may have significant adverse results to the financial position of the Company.

As of 31 March 2010, the accounts receivable from this customer amounted to approximately $853,080 (2009 - $1,842,933) and claims payable for inventory returns amounted to approximately $12,076 (2009 - $12,964).

11.	OPERATING SEGMENT INFORMATION

The Company operated in one business segment and all of its sales are consumer electronic products.  The Company's customers are principally in Canada and in the USA.

	Canada	Hong Kong	United States	Total

2010
Assets	7,036,473	606,215	1,970,419	9,613,107
Sales, net	13,471,277	1,313,933	1,579,523	16,364,733

Gross margin	1,398,821	115,537	43,915	1,558,273
Net loss	(829,432)	(61,767)	(380,145)	(1,271,344)

2009
Assets	5,503,949	377,210	7,356,322	13,237,481
Sales, net	10,778,530	4,963,244	13,721,380	29,463,154
Gross margin	709,142	280,280	1,015,445	2,004,867
Net loss	(1,182,248)	(1,034,185)	(498,048)	(2,714,481)

12.	SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended 31 March 2010 the Company paid interest of $11,800 (2009 - $55,547) and paid income taxes of $33,000 (2009 - $312,428).

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our 2010 fiscal year. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Management concluded that we maintained effective internal control over financial reporting as of March 31, 2010.

(b)  Changes in internal control over financial reporting.  There have been no changes in our internal control financial reporting that occurred during the year ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Our management team will continue to evaluate our internal control over financial reporting in 2010.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth information concerning the directors, executive officers and significant employees of Cosmo as of June 29, 2010:

Name	Age	Position
Philip Lau	62	Chairman of the Board of Directors and President
Peter Horak	68	Chief Executive Officer and Director
Carol Atkinson	61	Chief Financial Officer
Yu Wing King	58	Vice President, Hong Kong operation
Jacky Lau	51	Director
Jeff Horak	52	Vice President –Sales and Marketing - Canada Operations

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

Compliance with Section 16(A) of the Exchange Act.

To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended March 31, 2010, its officers, directors and 10% shareholders complied with all Section 16(a) filing requirements.

Item 11.	Executive Compensation

Compensation of Directors

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made in the fiscal year ended March 31, 2010.

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

Board Directors generally receive meeting attendance fees of $300.  However, each such director waived his/her rights to receive such fees during fiscal 2010.  Annual retainers are not currently provided to directors; however, such retainers may be re-instituted in the future.

Executive Compensation

The following table sets forth certain compensation information for the fiscal years ended March 31, 2010, 2009 and 2008 with regard to (i) Peter Horak, our Chief Executive Officer, and to each of the four most highly compensated executive officers of Cosmo for fiscal 2010, 2009 and 2008:

Summary Compensation Table
Name & Principal Position	Year	Salary ($)	Bonus ($) (5)	Stock Awards($) (5)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Peter Horak CEO and Director	2010 2009 2008	91,866 89,693 99,324	— — —	— — —	— — —	— — —	— — —	8,820 8,610 11,370	100,686 98,303 110,694
Jeff Horak Vice President - Canada	2010 2009 2008	104,727 94,178 131,063	— — —	— — —	— — —	— — —	— — —	9,924 9,687 12,671	114,651 103,865 143,734
Yu Wing King Vice President – Hong Kong	2010 2009 2008	40,131 45,978 43,524	1,538 1,267 -	— — —	— — —	— — —	— — —	- 2,418	41,669 47,245 45,952

E. J. Colin National Sales Manager - Canada	2010 2008 2008	96,459 94,178 67,959	— — —	— — —	— — —	— — —	— — —	5,508 5,920 7,511	101,967 100,098 75,470

(1)	Includes automobile expense allowances and other employee benefits

Employment Agreements

The Company signed no new employment agreements during fiscal 2010 and 2009.

OPTION GRANTS IN FISCAL 2010  (1)

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

Outstanding Equity Awards At Fiscal Year-End (1)

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of March 31, 2010.

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

Item 13. Certain Relationships and Related Transactions

During the year ended March 31, 2010, we purchased $10,800,354 (2008 - $25,191,456) of goods from our parent company, Starlight and received no commissions (2009 - nil).

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to the Company by DNTW Chartered Accountants, LLP, Jeremy Karkheck CA Professional Corporation, and Chan & Watt Company for professional services rendered to our company for the fiscal years ended March 31, 2010 and 2009:

	2010	2009
Audit Fees (a)	$45,815	$48,215
Tax Fees (b)	10,903	26,629
Total Fees	56,718	74,844

(a)
Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports.

(b)
Consists primarily of fees paid for tax compliance services. This category includes services regarding tax return assistance, assistance with tax return filings in certain foreign jurisdictions, assistance with tax audits and appeals, and general U.S. and foreign tax advice.

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

Financial Statement Schedule

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
COSMO COMMUNICATIONS CORPORATION

Description	Balance at Beginning of Year	Additions (Reductions) Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended March 31, 2010
Deducted from asset account:
Allowance for doubtful accounts	$196,426	$34,973	$(44,078)	$187,321
Sales return and allowance reserve	104,641	1,653,881	(1,500,953)	257,569

Total	$301,067	$1,688,854	$(1,545,031)	$444,890

Year ended March 31, 2009
Deducted from asset account:
Allowance for doubtful accounts	$25,927	$175,206	$(4,707)	$196,426
Sales return and allowance reserve	138,438	2,837,532	(2,871,329)	104,641

Total	$164,365	$3,012,738	$(2,876,036)	$301,067

Year ended March 31, 2008
Deducted from asset account:
Allowance for doubtful accounts	$6,520	$30,323	$(10,916)	$25,927
Sales return and allowance reserve	381,270	1,359,375	(1,602,207)	138,438

Total	$387,790	$1,389,698	$(1,613,123)	$164,365

Other financial statement schedules have not been presented, as they are not applicable.

Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation as amended +

3.2	Registrant's Bylaws ++

21.1	List of Subsidiaries of Cosmo Communications Corporation ++++

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Peter Horak *

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carol Atkinson *

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

+	Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 1992, as amended.

++	Incorporated by reference to our Registration Statement (File No. 2-83088).

++++	Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2006 filed with the SEC on August 8, 2006.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d), as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Markham, Ontario, Canada on June 29, 2010.

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
Carol Atkinson
Chief Executive Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ PETER HORAK	Chief Executive Officer and	June 29, 2010
Peter Horak	Director (Principal Executive Officer)

/s/ CAROL ATKINSON	Chief Financial Officer and	June 29, 2010
Carol Atkinson	Principal Financial Officer and Principal Accounting Officer

/s/ JACKY LAU	Director	June 29, 2010
Jacky Lau