Form 10-Q
period 2010-06-30
COSMO COMMUNICATIONS CORP
filed 2010-08-17
CIK 718096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

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

August 16, 2010

Common – 40,467,636 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format         Yes      ☐         No     ☒

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	▪ Consolidated Balance Sheets	1
	▪ Consolidated Statements of Operations	2
	▪ Consolidated Statements of Cash Flows	3
	▪ Notes to Consolidated Financial Statements	4 - 7
Item 2.	Management’s Discussion & Analysis of Financial Condition and Results of Operations	8 - 14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 1A.	Risk factors	15 - 18
Item 2.	Unregistered Sales of Equity securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5	Other Information	18
Item 6.	Exhibits	19

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$218,123	$635,516
Accounts receivable (net of allowance of $186,984 and $187,321 respectively)	2,246,560	2,259,969
Inventories (net of allowance of $753,084 and $1,103,360 respectively)	5,500,587	6,682,679
Prepaid expenses and deposits	4,658	11,259
Total Current Assets	7,969,928	9,589,423

Equipment and Other Assets
Equipment, net of depreciation	11,648	15,367
Deferred taxes	8,317	8,317
Total Equipment and Other Assets	19,965	23,684

Total Assets	$7,989,893	$9,613,107
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$183,074	$113,829
Accrued liabilities	420,848	483,728
Accounts payable to parent company	8,062,712	9,132,241
Interest payable to parent company	604,627	604,627
Taxes payable	39,630	82,905
Total Current Liabilities	9,310,891	10,417,330

Stockholders’ Deficit:
Preferred stock, $0.01 par value, cumulative and convertible, 30,000 shares authorized	-	-
Preferred stock, $0.01 par value, 9,970,000 shares authorized	-	-
Authorized, 40,467,636 shares issued and outstanding	2,023,382	2,023,382
Additional paid-in capital	27,704,592	27,704,592
Accumulated other comprehensive income	241,004	306,205
Accumulated deficit	(31,289,976)	(30,838,402)

Total Stockholders' Deficit	(1,320,998)	(804,223)

Total Liabilities and Stockholders' Deficit	$7,989,893	$9,613,107

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30
(Unaudited)

	2010	2009

Sales	$3,492,975	$3,090,032
Cost of products sold	3,126,017	2,737,852

Gross profit	366,958	352,180

Commission income	24,525	23,177
	391,483	375,357
Expenses:
Selling and delivery	262,475	373,304
Salaries and wages	267,053	234,665
General and administrative	186,608	153,578
Loss (gain) on foreign exchange	118,043	(119,777)
Financial	5,159	3,675
Depreciation	3,719	3,719
	843,057	649,164

Net loss before income taxes	(451,574)	(273,807)

Current income taxes (recovery)	-	(9,891)

Net loss	$(451,574)	$(263,916)

Foreign currency translation adjustment	(65,201)	233,292

Comprehensive loss	(516,775)	(30,624)
Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	40,467,636	40,467,636

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30
 (Unaudited)

	2010	2009
Cash Flows from Operating Activities:
Net loss	$(451,574)	$(263,916)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	3,719	3,719
	(447,855)	(260,197)
Changes in operating assets and liabilities:
Accounts receivable	13,409	574,249
Inventories	1,182,092	527,337)
Prepaid expenses and deposits	6,601	2,041
Accounts payable and accrued liabilities	6,365	(42,510
Taxes payable	(43,275)	31,256
Accounts payable to parent company	(1,069,529)	(1,003,318
Net cash used in operating activities	(352,192)	(171,142

Effect of foreign currency translation	(65,201)	233,292

Net (decrease) increase in cash	(417,393)	62,150

Cash - beginning of period	635,516	444,410

Cash - end of period	$218,123	$506,560

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2010.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.  As of June 30, 2010, the Company provided reserves for doubtful accounts receivable in the amount of $186,984 (March 31, 2010 - $187,321); provided inventory reserves for estimated obsolescence for $753,084 (March 31, 2010 - $1,103,360); and provided reserves for defective inventory returns of $224,341 (March 31, 2010 - $257,569).

Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, receivables, payables, and advances from the parent company.

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.  At June 30, 2010 and March 31, 2010, the carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities, and loans payable approximate their fair values due to the short-term maturities of these instruments.

Earnings or Loss Per Share

There were no anti-dilutive financial instruments for three months ended June 30, 2010 and 2009.

EQUIPMENT

The components of equipment are as follows:

	Cost	Accumulated Depreciation	Net June 30, 2010	Net March 31, 2010

Furniture and fixtures	$42,462	$(41,812)	$650	$927
Equipment	31,858	(31,212)	646	891
Computer	53,295	(48,851)	4,444	5,643
Warehouse equipment	68,575	(62,667)	5,908	7,906
	$196,190	$(184,542)	$11,648	$15,367

AMOUNTS PAYABLE TO PARENT COMPANY

As of June 30, 2010, the Company owed $8,667,339 (March 31, 2010 - $9,736,868) to The Starlight Group of Companies, the principal corporate shareholder of the Company ("Starlight").  Of this amount $8,062,712 (March 31, 2010- $9,132,241) was owed in the form of trade payable and the remainder was interest on prior advances.  These amounts are unsecured, payable on demand and Starlight has agreed not to charge further interest on the accrued interest payable.  Interest accrued as of June 30, 2010 was $604,627 (March 31, 2010 - $604,627).

COMMITMENTS

The Company leases premises under an operating lease with a five year term in Canada and shares the facilities for its Hong Kong operation.  In September 2008 the Company extended the current operating lease in Canada for five years commencing on October 1, 2008.  Minimum lease commitments under the leases at June 30, 2010 were:

2011 (Nine months)	252,198
2012	336,265
2013	338,962
2014	256,244
$1,183,669

RELATED PARTY TRANSACTIONS

Apart from those as disclosed in Amounts Payable to Parent Company, the Company's transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company's business.

During the three months ended June 30, 2010, the Company purchased $2,060,564 (three months ended June 30, 2009 - $2,690,643) of goods from Starlight.

ECONOMIC DEPENDENCE

The Company is economically dependent on its parent company for the supply of inventory products to its customers.  A mass-market merchandiser and chain store located in Canada and US is the Company's largest customer, which accounted for approximately 88% of sales for the three months ended June 30, 2010 and 69% for the three months ended June 30, 2009.  Economic dependence exists with this identified customer.  Loss of the customer may have significant adverse results to the financial position of the Company.

As of June 30, 2010, the accounts receivable from this customer amounted to approximately $748,336, (March 31, 2010 - $853,080) and claims payable for inventory returns amounted to approximately $22,881 (March 31, 2010 - $12,076).

OPERATING SEGMENT INFORMATION

The Company operated in one business segment and all of its sales are consumer electronic products.  The Company's customers are principally in Canada and in the USA.  Borrowings are principally in the United States.

	Canada	Hong Kong	United States	Total
June 30, 2010
Assets	6,749,218	234,552	1,006,123	7,989,893

Three Months Ended June 30, 2010
Sales, net	2,746,245	574,748	171,982	3,492,975
Gross margin	253,321	48,116	65,520	366,957
Net (loss) income	(453,965)	(12,907)	15,298	(451,574)

March 31, 2010
Assets	7,036,473	606,215	1,970,419	9,613,107

Three Months Ended June 30, 2009
Sales, net	2,530,242	172,555	387,236	3,090,033
Gross margin	289,124	22,090	40,966	352,180
Net loss	(91,559)	(19,270)	(153,087)	(263,916)

SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended June 30, 2010 the Company paid interest of $5,159 (three months ended June 30, 2009 - $3,675) and did not pay or recover any income taxes (three months ended June 30, 2009 – recovered $37,056).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto appearing elsewhere in this quarterly report, and in conjunction with the Management's Discussion and Analysis set forth in (1) our annual report on Form 10-K for the year ended March 31, 2010.

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

Our products are currently sold in stores such as Wal-Mart, Super-Stores, Home Hardware, Bargain Shop, and Best Buy/Future Shop.

Results of Operations for the Quarter Ended June 30, 2010 (“2010”) and For the Quarter Ended June 30, 2009 (“2009”)

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the three months ended June 30, 2010 and 2009.

	Three months ended	Three months ended
	June 30, 2010	June 30, 2009
Sales	100%	100%
Cost of products sold	89.5%	88.6%

Gross profit	10.5%	11.4%

Commission income	0.7%	0.7%

Expenses:
Salaries and wages	7.6%	7.6%
General and administrative	5.3%	5%
Selling and delivery	7.5%	12%
Financial	0.1%	0.1%
Gain on foreign exchange	3.4%	(3.9)%
Depreciation	0.1%	0.1%
Net loss before income tax	(12.9)%	(8.8)%
Income tax (recovery) expense	-	(0.3)%
Net loss	(12.9)%	(8.5)%

The following is a discussion and analysis of our results of operations for the above periods:

Net Sales:

Sales for the three months ended June 30, 2010 increased by approximately $402,943 or 13% compared to the corresponding period in 2009.   Increases came from the clocks, audio and Disney products categories.    We are planning to introduce LED TVs in the Canadian market in the next quarter, therefore we expect sales will steadily improve, on a seasonal basis,  in fiscal 2011.

Cost of Sales and Gross Margin:

Gross margin was 10.5% for the three months ended June 30, 2010 as compared to 11.4% for the same period in 2009.  The change in gross profit margin was primarily due to the fluctuation in the exchange rates between the Canadian and US dollar as 95% of our sales were sold in Canada but goods were bought in US dollars.

Commission Income:

Commission income was similar in the two periods in comparison.

Selling, General and Administrative Expenses:

Our general and administrative expenses increased by $33,000 for the three months ended June 30, 2010 compared with the same period in 2009, mainly because we began our in house warranty repair service in the second quarter of fiscal 2010.  Our selling expenses decreased by $110,000, half of which was decrease in commissions and the other half was warehouse fees from the US operation.

Financial:

There was no major change in our financial costs in the two periods in comparison.

Net Earnings:

The net loss for the three months ended June 30, 2010 was $451,574 compared with a net loss of $263,916 in the corresponding period in 2009.  The increase in net loss related to $118,000 in foreign exchange loss of the Canadian dollar against the US dollar during the current quarter compared with an exchange gain of $120,000 in 2009.

Foreign exchange:

For the three months ended June 30, 2009, the Canadian dollar decreased against the US dollar resulting in an exchange loss of $118,043 (exchange gain of $119,777 in 2009).

Liquidity and Capital Resources

During the three months ended June 30, 2010, net cash used in operating activities was $352,192.  The main source of our working capital during this quarter came from collecting our receivable and sales of inventories.   The ratio of current assets to current liabilities was 0.86 to 1, as compared to 0.92 to 1 on March 31, 2010.

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

Foreign Translation Adjustment

The accounts of the foreign subsidiaries were translated into U.S. dollars in accordance with the provisions of Accounting Standards Codification “ASC” 830 Foreign Currency Translation.  Management has determined that the Hong Kong dollar is the functional currency of the Hong Kong subsidiaries and the Canadian dollar is the functional currency of the Canadian subsidiary.  Certain current assets and liabilities of these foreign entities are denominated in U.S. dollars.  In accordance with the provisions of ASC 830, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant periods.  Adjustments resulting from the translation of the financial statements from their functional currencies to United States dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income for the relevant periods.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s market risk during the first fiscal quarter ended June 30, 2010.  For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

As of August 16 2010, our cash on hand is limited and we do not have credit facilities with banks.  We will finance our working capital needs from the collection of accounts receivable and sales of existing inventory.  As of June 30, 2010, our inventory was valued at $5.5 million. If these sources do not provide us with adequate financing, we will be seeking financing from our parent company suppliers.  If we are not able to obtain adequate financing from our factories when needed, it will have a material adverse effect on our cash flow and our ability to continue operations.

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

Over the past year, our gross profit margins have generally decreased due to price competition.  We have reversed this trend in the current quarter.  However, our gross profit margin is currently under downward pressure due to price increases in our major components.

Our business is seasonal and therefore our annual operating results will depend, in large part, on our sales during the relatively brief holiday season.

Sales of consumer electronics in the retail channel are seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas.  A substantial portion of our sales occur during the second quarter ended September 30 and the third quarter ended December 31.  Combined sales in our second and third quarter of our 2010 fiscal year account for approximately 63% of total sales.

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

We rely principally on independent ocean carriers to ship virtually all of the products that we import to our warehouse facilities in Toronto, Canada and in Los Angeles, USA.  Retailers that take delivery of our products in China rely on a variety of carriers to import those products.  Any disruptions in shipping, whether in Toronto, LA or China, caused by labor strikes, other labor disputes, terrorism, and international incidents may prevent or delay our customers' receipt of inventory.  If our customers do not receive their inventory on a timely basis, they may cancel their orders or return products to us.  Consequently, our revenues and net income would be affected.

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

This significant customer accounts for approximately 88% of Cosmo’s sales in the current quarter.  Cosmo anticipates that this customer will continue to account for a significant portion of Cosmo’s sales for the foreseeable future, but is not obligated to any long-term purchases.  They have considerable discretion to reduce, change or terminate purchases of Cosmo’s products.  Cosmo cannot be certain that it will retain this customer or maintain a favorable relationship.

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

Date: August 16, 2010

By:	/s/ Carol Atkinson
Name: Carol Atkinson Title: Chief Financial Officer

Date: August 16, 2010