Form 10-Q
period 2010-09-30
COSMO COMMUNICATIONS CORP
filed 2010-11-15
CIK 718096

10Q form10q 093010.htm REPORT FOR THE QUARTER ENDED September 30, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

1.     FORM 10-Q
(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

November 12, 2010

Common – 40,467,636 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format         Yes      ☐         No     ☒

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	▪ Consolidated Balance Sheets	1
	▪ Consolidated Statements of Operations	2-3
	▪ Consolidated Statements of Cash Flows	4
	▪ Notes to Consolidated Financial Statements	5- 8
Item 2.	Management’s Discussion & Analysis of Financial Condition and Results of Operations	9 - 16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 2.	Unregistered Sales of Equity securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5	Other Information	17-
Item 6.	Exhibits	18

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$335,532	$635,516
Accounts receivable (net of allowance of $198,558 and $187,321 respectively)	2,835,312	2,259,969
Inventories (net of allowance of $812,421 and $1,103,360 respectively)	7,710,199	6,682,679
Prepaid expenses and deposits	24,372	11,259
Total Current Assets	10,905,415	9,589,423

Equipment and Other Assets:
Equipment, net of depreciation	7,930	15,367
Deferred taxes	8,317	8,317
Total Equipment and Other Assets	16,247	23,684

Total Assets	$10,921,662	$9,613,107
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$535,509	$113,829
Accrued liabilities	375,537	483,728
Accounts payable to parent company	10,893,879	9,132,241
Interest payable to parent company	604,627	604,627
Taxes payable	13,665	82,905
Total Current Liabilities	12,423,217	10,417,330

Stockholders’ Deficit:
Preferred stock, $0.01 par value, cumulative and convertible, 30,000 shares authorized	-	-
Preferred stock, $0.01 par value, 9,970,000 shares authorized	-	-
Authorized, 40,467,636 shares issued and outstanding	2,023,382	2,023,382
Additional paid-in capital	27,704,592	27,704,592
Accumulated other comprehensive income	252,070	306,205
Accumulated deficit	(31,481,599)	(30,838,402)

Total Stockholders' Deficit	(1,501,555)	(804,223)

Total Liabilities and Stockholders' Deficit	$10,921,662	$9,613,107

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30
(Unaudited)

	2010	2009

Sales	$3,738,822	$4,626,078
Cost of products sold	3,247,342	4,025,782

Gross profit	491,480	600,296

Commission income	2,165	20,848
	493,645	621,144
Expenses:
Selling and delivery	291,650	304,127
Salaries and wages	244,321	269,559
General and administrative	155,956	173,531
Gain on foreign exchange	(13,542)	(86,215)
Financial	2,355	4,000
Depreciation	3,718	3,719
	684,458	668,721

Net loss before income taxes	(190,813)	(47,577)

Current income taxes	812	-

Net loss	$(191,625)	$(47,577)

Foreign currency translation adjustment	11,066	542,450

Comprehensive (loss) income	(180,559)	494,873
Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	40,467,636	40,467,636

 The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30
(Unaudited)

	2010	2009

Sales	$7,231,797	$7,716,110
Cost of products sold	6,373,359	6,763,634

Gross profit	858,438	952,476

Commission income	26,690	44,025
	885,128	996,501
Expenses:
Selling and delivery	554,125	677,431
Salaries and wages	511,374	504,224
General and administrative	342,562	327,109
Loss (gain) on foreign exchange	104,501	(205,992)
Financial	7,514	7,675
Depreciation	7,437	7,437
	1,527,513	1,317,884

Net loss before income taxes	(642,385)	(321,383)

Income taxes (recovery)	812	(9,891)

Net loss	$(643,197)	$(311,492)

Foreign currency translation adjustment	(54,135)	775,742

Comprehensive (loss) income	(697,332)	464,250

Net loss per weighted number of shares outstanding:
Basic and diluted	$(0.02)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	40,467,636	40,467,636

 The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30
 (Unaudited)

	2010	2009
Cash Flows from Operating Activities:
Net loss	$(643,197)	$(311,492)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	7,437	7,437
	(635,760)	(304,055)
Changes in operating assets and liabilities:
Accounts receivable	(575,343)	181,499
Inventories	(1,027,520)	(621,051)
Prepaid expenses and deposits	(13,113)	(12,041)
Accounts payable and accrued liabilities	313,489	(157,730)
Taxes payable	(69,240)	31,256
Accounts payable to parent company	1,761,638	21,532
Net cash used in operating activities	(245,849)	(860,590)

Effect of foreign currency translation	(54,135)	775,742

Net decrease in cash	(299,984)	(84,848)

Cash - beginning of period	635,516	444,410

Cash - end of period	$335,532	$359,562

 The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF OPERATIONS

Cosmo Communications Corporation and subsidiaries (the "Company" or "Cosmo") market and distribute consumer electronic products. The Company has operations in Hong Kong, the United States of America and Canada.

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month and six months periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2010.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.  As of September 30, 2010, the Company provided reserves for doubtful accounts receivable in the amount of $198,558 (March 31, 2010 - $187,321); provided inventory reserves for estimated obsolescence for $812,421 (March 31, 2010 - $1,103,360); and provided reserves for defective inventory returns of $201,366 (March 31, 2010 - $257,569).

Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, accounts payable, and advances from the parent company.

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.  At September 30, 2010 and March 31, 2010, the carrying amounts of cash, accounts receivable, accounts payable, and advances from the parent company approximate their fair values due to the short-term maturities of these instruments.

Earnings or Loss Per Share

There were no anti-dilutive financial instruments for three months ended September 30, 2010 and 2009.

EQUIPMENT

The components of equipment are as follows:

	Cost	Accumulated Depreciation	Net Sep 30, 2010	Net March 31, 2010

Furniture and fixtures	$42,462	$(42,090)	$372	$927
Equipment	31,858	(31,455)	403	891
Computer	53,295	(50,050)	3,245	5,643
Warehouse equipment	68,575	(64,665)	3,910	7,906
	$196,190	$(188,261)	$7,930	$15,367

AMOUNTS PAYABLE TO PARENT COMPANY

As of September 30, 2010, the Company owed $11,498,506 (March 31, 2010 - $9,736,868) to The Starlight Group of Companies, the principal corporate shareholder of the Company ("Starlight").  Of this amount $10,893,879 (March 31, 2010- $9,132,241) was owed in the form of trade payable and the remainder was interest on prior advances.  These amounts are unsecured, payable on demand and Starlight has agreed not to charge further interest on the accrued interest payable.  Interest accrued as of September 30, 2010 was $604,627 (March 31, 2010 - $604,627).

COMMITMENTS

The Company leases premises under an operating lease with a five year term in Canada and shares the facilities for its Hong Kong operation.  In September 2008 the Company extended the current operating lease in Canada for five years commencing on October 1, 2008.  Minimum lease commitments under the leases at September 30, 2010 were:

2011 (Six months)	167,942
2012	335,884
2013	338,579
2014	255,955
$1,098,360

RELATED PARTY TRANSACTIONS

Apart from those as disclosed in Amounts Payable to Parent Company, the Company's transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company's business.

During the six months ended September 30, 2010, the Company purchased $6,321,495 (six months ended September 30, 2009 - $6,897,672) of goods from Starlight.  The Company also purchased a net value of $940,773 of goods from Singing Machine Company, a subsidiary company of our Parent Company.

ECONOMIC DEPENDENCE

The Company is economically dependent on its parent company for the supply of inventory products to its customers.  A mass-market merchandiser and chain store located in Canada and US is the Company's largest customer, which accounted for approximately 40% of sales for the six months ended September 30, 2010 and 28% for the three months ended September 30, 2010.  Economic dependence exists with this identified customer.  Loss of the customer may have significant adverse results to the financial position of the Company.

As of September 30, 2010, the accounts receivable from this customer amounted to approximately $852,030, (March 31, 2010 - $853,080) and claims payable for inventory returns amounted to approximately $28,427 (March 31, 2010 - $12,076).

OPERATING SEGMENT INFORMATION

The Company operated in one business segment and all of its sales are consumer electronic products.  The Company's customers are principally in Canada and in the USA.  Borrowings are principally in the United States.

	Canada	Hong Kong	United States	Total
September 30, 2010
Assets	9,701,383	118,045	1,102,234	10,921,662

Six Months Ended September 30, 2010
Sales, net	6,097,925	677,090	456,781	7,231,796
Gross margin	761,535	63,048	33,854	858,437
Net loss	(550,686)	(50,789)	(41,722)	(643,197)

March 31, 2010
Assets	7,036,473	606,215	1,970,419	9,613,107

Six Months Ended September 30, 2009
Sales, net	7,636,659	2,545,183	7,064,348	17,246,190
Gross margin	937,505	140,570	527,886	1,605,961
Net loss	(16,229)	(34,269)	(31,984)	(82,482)

SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended September 30, 2010 the Company paid interest of $7,514 (six months ended September 30, 2009 - $7,675) and did not pay or recover any income taxes (six months ended September 30, 2009 – recovered $37,056).

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

Our products are currently sold in stores such as Wal-Mart, Super-Stores, Home Hardware, Bargain Shop, and Best Buy/Future Shop.

Results of Operations for the Quarter Ended September 30, 2010 (“2010”) and For the Quarter Ended September 30, 2009 (“2009”)

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the three months ended September 30, 2010 and 2009.

	Three months ended	Three months ended	Six months ended	Six months ended

	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Sales	100%	100%	100%	100%
Cost of products sold	86.9%	87.0%	88.1%	87.7%

Gross profit	13.1%	13.0%	11.9%	12.3%

Commission income	0.1%	0.4%	0.4%	0.6%

Expenses:
Salaries and wages	6.5%	5.8%	7.1%	6.5%
General and administrative	4.2%	3.7%	4.7%	4.2%
Selling and delivery	7.8%	6.6%	7.7%	8.8%
Financial	0.1%	0.1%	0.1%	0.1%
(Gain) loss on foreign exchange	(0.5)%	(1.9)%	1.5%	(2.7)%
Depreciation	0.1%	0.1%	0.1%	0.1%
Net loss before income tax	(5.0)%	(1.0)%	(8.8)%	(4.1)%
Income tax (recovery) expense	-	-	-%	(0.1)%
Net loss	(5.0)%	(1.0)%	(8.9)%	(4.0)%

The following is a discussion and analysis of our results of operations for the above periods:

Three months ended September 30, 2010 and three months ended September 30, 2009.

Net Sales:

Sales for the three months ended September 30, 2010 decreased by approximately $887,256 or 19% compared to the corresponding period in 2009.  The decrease was a timing difference.  Due to severe labor shortages in Southern China, goods that would normally be shipped in September were delayed until October in the current year.

Cost of Sales and Gross Margin:

Gross margin was 13.1% for the three months ended September 30, 2010 as compared to 13% for the same period in 2009.

Commission Income:

Commission income decreased by $18,683 for the three months ended September 30, 2010 compared to the corresponding period in 2009.  We are handling less defective returns from TV manufacturers on commission basis.  Rather, we have negotiated to buy the defective returns from the manufacturers, refurbished the goods in house and sell the refurbished goods to our customers.  The revenue from the sale of refurbished goods for the current three months was $147,705 and has been booked as sales in the current quarter.

Selling, General and Administrative Expenses:

Our salaries, general and administrative expenses decreased by $25,238 for the three months ended September 30, 2010 compared with the same period in 2009, mainly because we made further reductions in the number of our administrative staff.  Our selling expenses decreased by $12,477 due to decrease in our sales turnover.

Financial:

There was no major change in our financial costs in the two periods in comparison.

Net Earnings:

The net loss for the three months ended September 30, 2010 was $191,813 compared with a net loss of $47,577 in the corresponding period in 2009.  The increase in net loss was due to a decrease in gross profit on a lower sales turnover and a smaller gain in foreign exchange of the Canadian dollar against the US dollar during the current quarter compared with the same period in 2009.

Foreign exchange:

For the three months ended September 30, 2010, we made a small gain of $13,542 in foreign exchange as compared with a gain of $86,215 in 2009.  The exchange rates of the Canadian dollar against the US dollar have been volatile in the two periods in comparison.

Six months ended September 30, 2010 compared with six months ended September 30, 2009.

Net Sales:

Sales for the six months ended September 30, 2010 decreased by $484,313 compared with the same period in 2009.   The decrease was caused by a timing effect due to labor shortages in Southern China. Goods that would normally be shipped in September were delayed until October in the current year.

Cost of Sales and Gross Margin:

Gross margin was 11.9% for the six months ended September 30, 2010 compared with 12.3% in 2009.  The sales mix of the two periods was similar.  The 0.5% decrease in gross margin was due to a more favorable exchange gain of the Canadian dollar against the US dollar in 2009.

Commission Income:

Commission income decreased by $17,335 for the current six months compared with 2009.  The decrease was from reverse logistic income related to the handling of defective returns for third party manufacturers. We negotiated to buy the defective returns from the third party manufacturers, refurbished the goods in house and sold the refurbished goods to the second tier outlets.  Revenue from the sales was $339,591 and has been booked as sales income in the current six months.

Selling, General and Administrative Expenses:

Selling and delivery expenses decreased by $123,306 for the six months ended September 30, 2010.  The decrease was due to a decrease in deliveries this period compared with 2009.
Salaries, general and administrative expenses increased by $22,603 during this period.  The increase was due to increase in warranty repairs.

Financial:
There was no major change in our financial costs in the two periods in comparison.

Net Earnings:

Net loss for the six months ended September 30, 2010 was $642,385 compared with a net loss of $321,383 in 2009.  The increase in net loss was due mainly to the impact of foreign exchange difference from a gain of $206,000 in 2009 to a loss of $105,000 in the current period and a decrease in gross profit due to a reduced sales turnover.

Foreign exchange:

We incurred an exchange loss of $104,501 compared with a gain of $205,992 in 2009.  The exchange rates of the Canadian dollar against the US dollar have been volatile in the two periods in comparison.

Liquidity and Capital Resources

During the six months ended September 30, 2010, net cash used in operating activities was $245,849.  The main source of our working capital during this period came from increasing our trade payable from third parties and from our parent company.   The ratio of current assets to current liabilities was 0.88 to 1, as compared to 0.92 to 1 on March 31, 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s market risk during the first fiscal quarter ended September 30, 2010.  For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

Date: November 15, 2010

By:	/s/ Carol Atkinson
Name: Carol Atkinson
Title: Chief Financial Officer

Date: November 15, 2010