Form 10-Q
period 2010-12-31
COSMO COMMUNICATIONS CORP
filed 2011-02-11
CIK 718096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2010

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

February 11, 2011

Common – 40,467,636 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format         Yes      ☐         No     ☒

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	▪ Consolidated Balance Sheets	1
	▪ Consolidated Statements of Operations	2-3
	▪ Consolidated Statements of Cash Flows	4
	▪ Notes to Consolidated Financial Statements	5- 7
Item 2.	Management’s Discussion & Analysis of Financial Condition and Results of Operations	8 - 15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sales of Equity securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5	Other Information	16-
Item 6.	Exhibits	17

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2010	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$916,122	$635,516
Accounts receivable (net of allowance of $199,234 and $187,321, respectively)	2,279,824	2,259,969
Inventories (net of allowance of $601,271 and $1,103,360, respectively)	4,808,563	6,682,679
Prepaid expenses and deposits	17,250	11,259
Total Current Assets	8,021,759	9,589,423

Equipment and Other Assets:
Equipment, net of depreciation	4,211	15,367
Deferred taxes	8,317	8,317
Taxes recoverable	25,210	-
Total Equipment and Other Assets	37,738	23,684

Total Assets	$8,059,497	$9,613,107
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$159,081	$113,829
Accrued liabilities	364,729	483,728
Accounts payable to parent company	8,160,175	9,132,241
Interest payable to parent company	604,627	604,627
Taxes payable	-	82,905
Total Current Liabilities	9,288,612	10,417,330

Stockholders’ Deficit:
Preferred stock, $0.01 par value, cumulative and convertible, 30,000 shares authorized	-	-
Preferred stock, $0.01 par value, 9,970,000 shares authorized	-	-
Authorized, 40,467,636 shares issued and outstanding	2,023,382	2,023,382
Additional paid-in capital	27,704,592	27,704,592
Accumulated other comprehensive income	319,075	306,205
Accumulated deficit	(31,276,164)	(30,838,402)

Total Stockholders' Deficit	(1,229,115)	(804,223)

Total Liabilities and Stockholders' Deficit	$8,059,497	$9,613,107

 The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31
(Unaudited)

	2010	2009

Sales	$6,877,240	$5,754,648
Cost of products sold	5,539,942	5,149,490

Gross profit	1,337,298	605,158

Commission income	3,095	31,382
	1,340,393	636,540
Expenses:
Selling and delivery	689,808	475,865
Salaries and wages	354,090	318,589
General and administrative	189,808	188,481
Gain on foreign exchange	(105,325)	(65,999)
Financial	2,856	2,043
Depreciation	3,719	3,719
	1,134,956	922,698

Net income (loss) before income taxes	205,437	(286,158)

Current income taxes	-	(844)

Net income (loss)	$205,437	$(287,002)

Foreign currency translation adjustment	67,005	(190,156)

Comprehensive income (loss)	272,442	(477,158)
Net income (loss) per common share:
Basic and diluted	$0.01	$(0.01)
Weighted average shares outstanding:
Basic and diluted	40,467,636	40,467,636

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED DECEMBER 31
(Unaudited)

	2010	2009

Sales	$14,109,037	$13,470,758
Cost of products sold	11,913,301	11,913,124

Gross profit	2,195,736	1,557,634

Commission income	29,785	75,406
	2,225,521	1,633,040
Expenses:
Selling and delivery	1,243,933	1,153,296
Salaries and wages	865,464	822,813
General and administrative	532,372	515,590
Loss on foreign exchange	(824)	(271,991)
Financial	10,370	9,718
Depreciation	11,156	11,156
	2,662,471	2,240,582

Net loss before income taxes	(436,950)	(607,542)

Income taxes (recovery)	812	(9,047)

Net loss	$(437,762)	$(598,495)

Foreign currency translation adjustment	12,870	(598,586)

Comprehensive loss	(424,892)	(12,909)

Net loss per weighted number of shares outstanding:
Basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	40,467,636	40,467,636

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31
 (Unaudited)

	2010	2009
Cash Flows from Operating Activities:
Net loss	$(437,762)	$(598,495)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	11,156	11,156
	(426,606)	(587,339)
Changes in operating assets and liabilities:
Accounts receivable	(19,855)	(859,801)
Inventories	1,874,116	1,668,600
Prepaid expenses and deposits	(5,991)	(2,421)
Accounts payable and accrued liabilities	(73,747)	28,824
Taxes payable	(108,115)	31,245
Accounts payable to parent company	(972,066)	(649,690)
Net cash provided by (used in) operating activities	267,736	(370,582)

Effect of foreign currency translation	12,870	585,586

Net decrease in cash	280,606	215,004

Cash - beginning of period	635,516	444,410

Cash - end of period	$916,122	$659,414

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NATURE OF OPERATIONS

Cosmo Communications Corporation and subsidiaries (the "Company" or "Cosmo") market and distribute consumer electronic products. The Company has operations in Hong Kong, the United States of America and Canada.

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month and nine months periods ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2010.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.  As of December 31, 2010, the Company provided reserves for doubtful accounts receivable in the amount of $199,234 (March 31, 2010 - $187,321); provided inventory reserves for estimated obsolescence for $601,271 (March 31, 2010 - $1,103,360); and provided reserves for defective inventory returns of $210,101 (March 31, 2010 - $257,569).

Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, accounts payable, and advances from the parent company.

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.  At December 31, 2010 and March 31, 2010, the carrying amounts of cash, accounts receivable, accounts payable, and advances from the parent company approximate their fair values due to the short-term maturities of these instruments.

Earnings or Loss Per Share

There were no anti-dilutive financial instruments for three months ended December 31, 2010 and 2009.

EQUIPMENT

The components of equipment are as follows:

	Cost	Accumulated Depreciation	Net Dec 31, 2010	Net March 31, 2010

Furniture and fixtures	$42,462	$(42,367)	$95	$927
Equipment	31,858	(31,700)	158	891
Computer	53,295	(51,249)	2,046	5,643
Warehouse equipment	68,575	(66,663)	1,912	7,906
	$196,190	$(188,261)	$4,211	$15,367

AMOUNTS PAYABLE TO PARENT COMPANY

As of December 31, 2010, the Company owed $8,764,802 (March 31, 2010 - $9,736,868) to The Starlight Group of Companies, the principal corporate shareholder of the Company ("Starlight").  Of this amount $8,160,175 (March 31, 2010- $9,132,241) was owed in the form of trade payable and the remainder was interest on prior advances.  These amounts are unsecured, payable on demand and Starlight has agreed not to charge further interest on the accrued interest payable.  Interest accrued as of December 31, 2010 was $604,627 (March 31, 2010 - $604,627).

COMMITMENTS

The Company leases premises under an operating lease with a five year term in Canada and shares the facilities for its Hong Kong operation.  In September 2008 the Company extended the current operating lease in Canada for five years commencing on October 1, 2008.  Minimum lease commitments under the leases at December 31, 2010 were:

2011 (Three months)	86,399
2012	345,596
2013	348,368
2014	175,570
$955,933

RELATED PARTY TRANSACTIONS

Apart from those as disclosed in Amounts Payable to Parent Company, the Company's transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company's business.

During the nine months ended December 31, 2010, the Company purchased $11,659.587 (nine months ended December 31, 2009 - $10,472,667) of goods from Starlight.  The Company also purchased a net value of $1,890,127 of goods from Singing Machine Company, a subsidiary company of our Parent Company for the three months ended December 31, 2010.

ECONOMIC DEPENDENCE

The Company is economically dependent on its parent company for the supply of inventory products to its customers.  A mass-market merchandiser and chain store located in Canada and US is the Company's largest customer, which accounted for approximately 23% of sales for the nine months ended December 31, 2010 and 54% for the nine months ended December 31, 2010.  The Company has gradually reduced its economic dependence on this customer to avoid significant adverse results to the financial position of the Company on the loss of this account.

As of December 31, 2010, the accounts receivable from this customer amounted to approximately $617,899 (March 31, 2010 - $853,080) and claims payable for inventory returns amounted to approximately $20,426 (March 31, 2010 - $12,076).

OPERATING SEGMENT INFORMATION

The Company operated in one business segment and all of its sales are consumer electronic products.  The Company's customers are principally in Canada and in the USA.  Borrowings are principally in the United States.

	Canada	Hong Kong	United States	Total
December 31, 2010
Assets	7,165,931	44,475	849,091	8,059,497

Nine Months Ended December 31, 2010
Sales, net	12,365,582	954,726	788,730	14,109,037
Gross margin	2,046,491	98,417	50,828	2,195,736
Net loss	315,980	57,304	64,478	437,762

March 31, 2010
Assets	7,036,473	606,215	1,970,419	9,613,107

Nine Months Ended December 31, 2009
Sales, net	11,287,004	747,364	1,436,390	13,470,758
Gross margin	1,422,840	65,620	69,174	1,557,634
Net loss	(249,603)	(49,867)	(299,025)	(598,495)

SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended December 31, 2010 the Company paid interest of $10,370 (nine months ended December 31, 2009 - $9,718) and paid $125,729 in income taxes (nine months ended December 31, 2009 –$9,718.

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

Our products are currently sold in stores such as Wal-Mart, Super-Stores, Home Hardware, Bargain Shop, and Best Buy/Future Shop.

Results of Operations for the Quarter Ended December 31, 2010 (“2010”) and For the Quarter Ended December 31, 2009 (“2009”)

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the three months ended December 31, 2010 and 2009.

	Three months ended	Three months ended	Nine months ended	Nine months ended	Three months ended	Three months ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	June 30, 2010	June 30, 2009
Sales	100%	100%	100%	100%	100%	100%
Cost of products sold	80.6%	89.5%	84.5%	88.5%	89.5%	88.6%

Gross profit	19.4%	10.5%	15.5%	11.5%	10.5%	11.4%

Commission income	-	0.6%	0.2%	0.6%	0.7%	0.7%

Expenses:
Salaries and wages	5.1%	5.5%	6.1%	6.1%	7.6%	7.6%
General and administrative	2.7%	3.3%	3.7%	3.8%	5.3%	5%
Selling and delivery	10%	8.3%	8.8%	8.6%	7.5%	12%
Financial	-	0.1%	-	0.1%	0.1%	0.1%
(Gain) loss on foreign exchange	(1.5)%	(1.2)%	-	(2.0)%	3.4%	(3.9)%
Depreciation	0.1%	0.1%	0.1%	0.1%	0.1%	0.1%
Net loss before income tax	2.9%	(5.0)%	(3.0)%	(4.5)%	(12.9)%	(8.8)%
Income tax (recovery) expense	-	-	-	-	-	(0.3)%
Net loss	2.9%	(5.0)%	(3.0)%	(4.5)%	(12.9)%	(8.5)%

The following is a discussion and analysis of our results of operations for the above periods:

Three months ended December 31, 2010 compared with three months ended December 31, 2009.

Net Sales:

Sales for the three months ended December 31, 2010 increased by approximately $1.1 million or 19.5% compared to the corresponding period in 2009.  The increase was a timing difference carried from the September quarter of 2010.  Due to severe labor shortages in Southern China, goods that would normally be shipped in September were delayed until October in the current quarter.   After the timing difference was removed, we recorded a moderate increase of $235,336 or 3.4%.  The net increase came from introducing a new line of karaoke products in the holiday season.

Cost of Sales and Gross Margin:

Gross margin was 19.4% for the three months ended December 31, 2010 as compared to 10.5% for the same period in 2009.   Average gross profit margin improved because we began selling a new line of karaoke products to replace the loss of DVD players in 2009.   We achieved a higher profit margin in new products whilst the DVD players have a very low profit margin.

Commission Income:

Commission income decreased by $28,287 for the three months ended December 31, 2010 compared to the corresponding period in 2009.  We are handling less defective returns from TV manufacturers on a commission basis.  Rather, we have negotiated to buy the defective returns from the manufacturers, refurbish the goods in house and sell the refurbished goods to our customers.  The revenue from the sale of refurbished goods for the current three months was $406,064 and is included with sales in the current quarter.

Selling, General and Administrative Expenses:

Selling expenses increased by $213,943 mainly because of advertising allowances provided to a new customer. The allowance provided ranged from 2% - 7% on sales.  Our salaries, general and administrative expenses increased by $36,828 for the three months ended December 31, 2010 compared with the same period in 2009.

Financial:

There was no major change in our financial costs in the two periods in comparison.

Net Earnings:

Net income for the three months ended December 31, 2010 was $205,437 compared with a net loss of $287,002 in the corresponding period in 2009.  The improvement was due to an increase in sales and a higher gross profit margin on the turnover.

Foreign exchange:

For the three months ended December 31, 2010, we made a gain of $105,325 in foreign exchange as compared with a gain of $65,999 in 2009.  Our Canadian subsidiary has liabilities due to our parent company which are dominated in US dollars.  With the decrease in the value of the US dollar as compared to the Canadian dollar, we realized a foreign exchange gain of $105,325 in the current quarter.

Nine months ended December 31, 2010 compared with nine months ended December 31, 2009.

Net Sales:

Sales for the nine months ended December 31, 2010 increased by $638,279 compared with the same period in 2009.   The increase was caused by a timing effect due to labor shortages in Southern China. Goods that would have normally been shipped in September were delayed until October in the current year.

Cost of Sales and Gross Margin:

Gross margin was 15.5% for the nine months ended December 31, 2010 compared with 11.5% in 2009.  The sales mix in the current quarter changed from a concentration in DVD players to audio karaoke products.  The change in sales mix accounted for the improvement in gross profit margin during the two periods in comparison.

Commission Income:

Commission income decreased by $45,621 for the current nine months compared with 2009.  The decrease was from reverse logistic income related to the handling of defective returns for third party manufacturers. We negotiated to buy the defective returns from the third party manufacturers, refurbished the goods in house and sold the refurbished goods to the second tier outlets.  Revenue from the sales was $936,538 and is included with sales .

Selling, General and Administrative Expenses:

Selling and delivery expenses increased by $90,637 for the nine months ended December 31, 2010.  The increase was due to an increase in advertising allowances provided to new customers in this period compared with 2009.

Salaries, general and administrative expenses increased by $59,383 during this period.  The increase was mainly due to an increase in warranty repairs.

Financial:

There was no major change in our financial costs in the two periods in comparison.

Net Earnings:

Net loss for the nine months ended December 31, 2010 was $437,762 compared with a net loss of $598,495 in 2009.  The improvement in net loss was due mainly to an increase in sales and a higher average gross profit margin of the sales mix.

Foreign exchange:

We recorded an exchange gain of $824 compared with a gain of $271,991 in 2009.  The exchange rates of the Canadian dollar against the US dollar have been volatile in the two periods in comparison.

Liquidity and Capital Resources

During the nine months ended December 31, 2010, net cash provided by operating activities was $267,736.  The main source of our working capital during this period came from reducing our inventory.   The ratio of current assets to current liabilities was 0.86 to 1, as compared to 0.92 to 1 on March 31, 2010.

There have been no cash flows from investing and financing activities for the nine months ended December 31, 2010 and we have no planned investing or financing activities.

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

Date: February 11, 2011

By:	/s/ Carol Atkinson
Name: Carol Atkinson Title: Chief Financial Officer

Date: February 11, 2011