Form 10-K
period 2011-03-31
COSMO COMMUNICATIONS CORP
filed 2011-06-28
CIK 718096

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2011

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

Large accelerated filler ☐   Accelerated filer ☐    Non-accelerated filer  ☐   Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2)     Yes ☐          No ☑

The aggregate market value of the Registrant's voting stock held by non-affiliates was undetermined as there have been no quotes on the bid and ask price of the registrant’s common stock. There were 40,467,636 shares of Common Stock issued and outstanding as of June 28, 2011.

COSMO COMMUNICATIONS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2011

TABLE OF CONTENTS

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

PART I

Item 1.  Business

Overview

Cosmo Communications Corporation (the “Company”, "Cosmo" "we," "us" or "our") was incorporated in the state of Florida in 1983.

The Company is engaged in the development, production, distribution, marketing and sale of consumer electronic audio and video equipment, accessories and clocks.  We contract for the manufacture of all electronic equipment products with factories located in China.  We market certain lines of our products under labels that we have distribution agreements with.  We also sell products under private labels for a major customer.

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

All figures are presented in United States dollars, unless otherwise indicated.

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

Cosmo’s Brands

Cosmo marketing and product development efforts are designed to enhance its brand images and generate increased loyalty among its consumers in each market segment and among the retailers who sell Cosmo products. Cosmo markets its products under the following primary brands:

●
Cosmo. Initially, we established Cosmo brand name for clocks and digital alarm clocks.  We will keep this brand name for this product category to capitalize on brand recognition. This category represents 8% of our total sales.

●	Audiologic. The Audiologic brand offers a range of radios, CD players, telephones, clock radios, portable boom boxes and multiple CD music systems. These items represent 4% of total sales.

●	Digital Lab: Digital Lab is an upgraded line up from the audio category including clock radios, MP3 players and audio products with IPod connectivity. Digital Lab accounted for 12% of total sales.

●
Diamond Brand. Cosmo introduced Diamond Vision and Diamond Sound as a new brand at the end of the 2005 fiscal year for DVD players. We have since added to this line Televisions, portable DVD players and MP3 Players. These items represent 2% of the total sales of the group.

●
Disney.  This is a licensed brand name of Disney Enterprises, Inc.  The licensed electronics products include television, DVD players, CD players, and radio alarm clocks.  These items represent 14% of the total sales of the group.

●	Digitec. We offered Digitec brand for our LCD TV and DVD players. This brand represents 8% of the group sales.

●	Llyods. We offered Llyods brand for our LCD TV and DVD players, portable DVD players and some audio clock radio products. This brand represents 11% of the group sales.

●
Polaroid.  This is a licensed brand name of PLR IP Holdings, LLC.  The licensed electronics products include television, DVD players, CD players and digital cameras.  This brand represents 15% of the group sales.

●
Singing Machine Company (SMC).  This brand name belongs to an associate company in the United States.  We are the distributor of their karaoke products in Canada.  This brand represents 17% of the group sales.

We also build products under the private label of our customers.  The category represents 7% of the Company’s sales.

Strategy for Cosmo’s Brands

Cosmo’s goal is to develop, distribute, market and sell consumer electronic audio and video equipment, accessories and clocks of well recognized and respected brands to customers around the world.  Cosmo’s strategy is intended to enhance and reinforce Cosmo’s global brand images among consumers and retailers. Key elements of Cosmo’s strategy are to:

•	Continue to introduce new and technologically innovative products that embody distinctive Cosmo qualities; style and new features;

•	Expand the current product lines by adding new features to LCD and Plasma TV’s, MP4 player and IPOD docking units and a new line of digital cameras;

•	Expand Cosmo’s distribution with new and existing customers;

•
Expand focus in the brand name products.  As part of the Starlight Group, we have access to the Polaroid brand through our parent company and we will be focusing on building this brand name for our camera, LCD TV and DVD players in the future.

Cosmo Products

Percent of Sales by Product Class

Cosmo sales since 2007 were divided among Cosmo’s principal product classes as shown in the following table:

	Year Ended March 31,
	2011	2010	2009	2008	2007
Product Class:	%	%	%	%	%
MP3 Players	-	-	5	7	12
Other Audio (1)	40	30	28	36	27
Video (2)	49	61	59	48	58
Clocks	11	8	7	8	2
Tools	-	1	1	1	1
Total	100.0%	100.0%	100%	100%	100%

(1) Includes boom boxes, CD players, IPOD docking system
(2) Includes digital photo frames, DVD players, LCD TV, portable DVD and TV/DVD combo

See below for financial information on geographic segments.

New Products

Cosmo introduces new products and enhances its existing products on a regular basis.   In the first quarter of fiscal 2011 we brought in a limited quantity of large size LCD TV’s to gauge consumer interest, however the large size LCD TV project did not materialize due to severe price competition.

In fiscal 2012, we will be introducing a line of digital camera products to our major customers in Canada.

Sales, Marketing and Distribution

Cosmo endeavors to have its brands project images that appeal to consumers who appreciate quality and value. Cosmo products are promoted with advertisements in the various flyers of the companies that sell its products including Wal-Mart, Home Hardware, Shoppers Drug Mart, Loblaws, Canadian Tire, Hart Department Stores, Bargain Shop, etc.

We also market our products at various trade shows each year.  We regularly attend the following trade shows and conventions: the Consumer Electronics Show each January in Las Vegas; the Hardware Shop in Los Angeles and the Hong Kong Electronics Show each October in Hong Kong.

Our products are sold in United States, Canada and to selective customers in other parts of the world, primarily through mass merchandisers, department stores, electronic stores, chains, and specialty stores. Our products are currently sold in such stores as Wal-Mart (Canada), Super-Stores, Home Hardware, Bargain Shop and Toys “R” Us (Canada).   In fiscal 2011, approximately 94% of our sales were to the customers within Canada and 6% of sales were to the customers in USA.  Sales are handled by our in-house sales team and our independent sales representatives. Our independent sales representatives are paid a commission based upon sales in their respective territories.  The sales representative agreements are generally one year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days' notice.  During fiscal year 2011, we did not appoint independent sales representatives in Canada or US.

Sales

As a percentage of total revenues, our net sales in the aggregate to our five largest customers during the fiscal years ended March 31, 2011, and 2010 were approximately 81% and 87%, respectively.

Although we have long-established relationships with all of our customers, we do not have contractual arrangements with any of them. A decrease in business from any of our major customers could have a material adverse effect on our results of operations and financial condition.

Geographic Distribution of Sales

Cosmo’s sales to external customers by geographic region were as follows:

	Years Ended March 31,
Region	2007	2008	2009	2010	2011	2011
						%
	(In thousands)
USA	13,350	16,568	13,721	1,580	915	6%
Canada	$42,384	17,891	14,293	14,785	14,840	94%
Europe	113	-	-	-	-	-
Others	440	362	1,449	-	-	-

	$56,287	34,821	29,463	16,365	15,755	100%

Returns

Returns of electronic products by our customers are generally not permitted except in approved situations involving quality defects, damaged goods, or goods shipped in error.  Our policy is to give credit to our customers for their returns, in these approved situations only.  Our total returns represented 4% and 9% of our net sales in fiscal 2011 and 2010, respectively.  Due to the length of time given to return defective products, a provision is made to acknowledge the obligations to provide credits to our customers on defective returns which have not been recorded in the current fiscal period.  This provision is estimated based on the historical defective rate of the product category and their respective sales volume, adjusted by defective credits and allowances that have been issued.

We have an ongoing arrangement with Starlight, the Company’s parent, to refurbish defective products manufactured by Starlight.  Defective returns originated from direct import sales are returned to Starlight for full refund and no refurbishment costs are charged.  Defective returns which originated from domestic sales are written down to 30% of the original cost and then returned to Starlight with no refurbishment charge.

We do not have return privileges with the other ten factories we work with.  Outside factories will generally charge 25% to 30% of the original cost to refurbish our products.  We assess each defective return manufactured by the outside factories before we make the decision to repair or to sell as is.  Our policy is to mark down the book value of defective returns produced by the outside factories as they are received back in our warehouse.  Management periodically reviews the value of returned and refurbished goods on hand and adjusts the cost of such inventory after analyzing factors such as economic circumstances, product technology obsolescence and declines in retail sales prices.  Provisions are recognized against returned and refurbished goods to reflect these adjusted values.

Distribution

We distribute our products to retailers and wholesale distributors through two methods: shipment of products from inventory held at our warehouse facility in Canada and USA (domestic sales), and shipments directly through our Hong Kong subsidiary (direct sales).  Domestic sales are made to customers located throughout USA and Canada from inventories maintained at our warehouse facilities.  In the fiscal year ended March 31, 2011, approximately 93% of our sales were sales from our domestic warehouses ("Domestic Sales") and 7% were sales shipped directly from China ("Direct Sales").

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

Manufacturing and Production

Our products are manufactured and assembled by third parties pursuant to design specifications provided by us.  Currently, substantially all of our video and CD products are manufactured by Starlight’s factory located in Guangdong Province in the People’s Republic of China (PRC).  We also have ongoing relationships with ten factories, located in the southern provinces of the PRC.  For fiscal 2012, we anticipate that majority of our products will be produced by Starlight’s factory. We believe that the manufacturing capacity of our factories is adequate to meet our purchase demands for our products in fiscal year 2012. However, if Starlight’s primary factory in China was prevented from manufacturing and delivering our products, our operation would be severely disrupted (see Item 1A – Risk Factors).

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

All of the electronic equipment sold by us is warranted to the end user against manufacturing defects for a period of ninety (90) days for labor and parts.  During the fiscal years ended March 31, 2011 and 2010, warranty claims have not been material to our results of operations.

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

Commission

Revenues received from the reverse logistic operations are treated as commission income. Besides handling the defective returns, we also sell the returns on behalf of our logistic customers and charge a commission for this service.

License Agreements

The license agreement with Disney Enterprises, Inc. is between Starlight and Disney.  The license agreement with PLR IP Holdings LLC is between Starlight and Polaroid.  We are not obligated to pay license fees to Disney or Polaroid.

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

Seasonality and Seasonal Financing

Our business is highly seasonal, with consumers making a large percentage of purchases of our products around the traditional holiday season in our second and third quarter.  These seasonal purchasing patterns and requisite production lead times cause risk to our business associated with the underproduction or overproduction of products that do not match consumer demand.  Retailers also attempt to manage their inventories more tightly, requiring that we ship products closer to the time that retailers expect to sell the products to consumers.  These factors increase the risk that we may not be able to meet demand for certain products at peak demand times, or that our own inventory levels may be adversely impacted by the need to pre-build products before orders are placed.  As of March 31, 2011, we had inventory of $4.7 million (net of reserves totaling $752,822) compared to inventory of $6.7 million as of March 31, 2010 (net of reserves totaling $1,103,360).

Our financing of seasonal working capital during fiscal 2011 was mainly from sales of inventory carried over from the prior year.  We rely on credit terms from our manufacturers to finance the purchase of new inventory.  We also have an understanding from Starlight to provide short term working funds to purchase inventory should we require them.

For fiscal 2012, we plan on minimum financing our inventory purchases by liquidating our inventory and if necessary with short term working funds provided by Starlight.

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

Backlog

We ship our products in accordance with delivery schedules specified by our customers, which usually request delivery within three months of the date of the order.  In the consumer electronics industry, orders are subject to cancellation or change at any time prior to shipment.  In recent years, a trend toward just-in-time inventory practices in the consumer electronics industry has resulted in fewer advance orders and therefore less backlog of orders for us.  We believe that backlog orders at any given time may not accurately indicate future sales.  As of March 31, 2011 we had no backlog of orders and none in the same period in fiscal 2010.  Backlog orders do not take into account of any sales ordered by customers directly from our domestic inventory with order turnaround time of one to two weeks.  We normally have to keep the minimum inventory in our domestic warehouses for these type of sales.

Employees

As of March 31, 2011, we employed 18 people, 17 of whom are full-time employees, including two executive officers.  Two of our employees are located at our subsidiary in Hong Kong and 16 in Canada.   Of the employees, six are engaged in warehousing and technical support, and eight in accounting, marketing, sales and administrative functions.  We have never had a work stoppage and none of our employees are unionized. We believe we have good employee relations.

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

As of March 31, 2011, our cash on hand is limited.  We will finance our working capital needs from the collection of accounts receivable and sales of existing inventory. See "Liquidity and Capital Resources" beginning on page 22. As of March 31, 2011, our inventory was valued at approximately $4.7 million. If these sources do not provide us with adequate financing, we will be seeking financing from our factories.  If we are not able to obtain adequate financing from our factories when needed, it will have a material adverse effect on our cash flow and our ability to continue operations.

A small number of our customers account for a substantial portion of our revenues, and the loss of one or more of these key customers could significantly reduce our revenues and cash flow.

As a percentage of total revenues, our net sales to our five largest customers during the fiscal period ended March 31, 2011 and 2010 were approximately 83% and 87%, respectively.  We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from our largest customers would decrease our revenues and cash flow significantly.

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

Because there is intense competition in the consumer electronic market, we are subject to pricing pressure from our customers.  Many of our customers have demanded that we lower our prices or they will purchase from our competitor's products.  If we do not meet our customer's demands for lower prices, we will not sell as many products.  We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or advertising allowances, which effectively reduce our profit. We gave advertising allowances in the amount of $682,017 during fiscal 2011 and $278,534 during fiscal 2010.  We have historically offered advertising allowances to our customers because it is standard practice in the retail industry.

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

Over the past years our gross profit margins have not improved to our expectation due to price competition.  For fiscal 2011, we continued to improve our profit margin due to the strong gain in the Canadian currency against the US dollar.  We expect that our gross profit margin might decrease under downward pressure in fiscal 2012 due to the rise in material and labor costs in China.  Based on past experience, we expect that we can pass on some of the price pressure to our manufacturers.

Our business is seasonal and therefore our annual operating results will depend, in large part, on our sales during the relatively brief holiday season.

Sales of consumer electronics in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas.  A substantial majority of our sales occur during the second quarter ended September 30 and the third quarter ended December 31.  Sales in our second and third quarter, combined, accounted for approximately 66% and 62% of total sales in fiscal 2011 and 2010 respectively.

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

We are using ten factories in the People's Republic of China to manufacture the majority of our products. These factories will be producing all of our products in fiscal 2012.  Our arrangements with these factories are subject to the risks of running business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business.  Furthermore, we have limited control over the manufacturing processes themselves.  As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow.  Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

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

Cosmo’s largest customer accounts for 29%, 54% and 70% of Cosmo’s sales in 2011, 2010 and 2009 respectively.  We will continue to reduce the concentration and dependence on one single customer in the future to reduce the significant risk of  loss in our revenues and cash flows.

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

Item 1B.      Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters are located in Markham, Ontario, Canada in a 35,000 sq. ft. office and warehouse facility. We have a lease agreement in place until September of 2013.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of our 2011 fiscal year.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Since 2001, our common stock shares have not been traded on the OTC Bulletin Board.  There were no quotes of high and low during fiscal 2011.  We have 396 recorded holders of our common stock on June 28, 2011.

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

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” and Item 8, “Financial Statements and Supplementary Data” Included elsewhere in this Annual Report. The statements of operations data for the years ended March 31, 2011, 2010, 2009 and the balance sheet data at March 31, 2011, and 2010, are derived from our audited financial statements which are included elsewhere in this Annual Report.  The statement of operations data for the year ended March 31, 2008 and 2007 and the balance sheet data at March 31, 2009, 2008 and 2007 are derived from our audited financial statements which are not included in this Form 10-K.  The historical results are not necessarily indicative of results to be expected for future periods.

	Years Ended March 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statements of Operations:
Net sales	$15,755	$16,365	$29,463	$34,821	$56,287
Cost of products sold	13,868	14,806	27,458	32,915	53,034

Gross profit	1,887	1,559	2,005	1,906	3,253
Other income	34	96	431	852	1,566
Operating expenses:
Selling and delivery	1,632	1,468	2,012	1,089	1,677
General and administrative	1,700	1,795	2,375	3,040	2,901
Depreciation and amortization	15	15	15	14	19

Total operating expenses	3,347	3,278	4,402	4,143	4,597

Operating income (loss)	(1,426)	(1,623)	(1,966)	(1,385)	223
Interest and other expense	(41)	(343)	930	126	238
Taxes – current and deferred	(1)	(9)	(183)	329	(164)
Net income (loss)	$(1,468)	$(1,271)	$(2,714)	$(1,840)	$148

Income (loss) per share:
Basic and diluted	$(0.04)	$(0.03)	$(0.07)	$(0.05)	$0.01
Weighted average shares:
Basic and diluted	40,467	40,467	40,467	29,104	29,104

		As of March 31 (in thousands)
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash	375	$636	$444	$512	$1,112
Total assets	7,077	9,613	13,237	15,486	20,133
Total current liabilities	9,302	10,417	13,448	12,287	15,826
Total long-term liabilities	0	0	0	0	0
Stockholders’ equity (deficit)	-2,224	-804	-211	3,199	4,307

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Overview

Our operations were adversely affected by the slow recovery of the US and Canadian economies.  Many retailers are cautious in planning their buying programs.  Our sales dropped by 4% but gross profit margin increased from 9.5% in fiscal 2010 to 12% in the fiscal 2011.

Our operating costs increased by 6% mainly due to higher exchange rate of the Canadian dollar, which is the functional currency for our operation in Canada.  The net increase in operating expenses was approximately $182,000.  Selling expenses increased by approximately $165,000.  Salaries and wages increased by $25,000 with $8,000 decrease in general and administration.

We reported a currency gain of $112,000 due to the strong Canadian dollar against the US dollar.

Fiscal Year Ended March 31, 2011 Compared with Fiscal Year Ended March 31, 2010

Sales

Net sales decreased by $609,000 or 4% compared to prior year.  Geographically, sale revenues in the US decreased by 42% or $665000.  Our US distribution is scaled down to on-line stores only.  As competition in US is always severe, we are waiting for the opportunity to regain the loss of revenue in this region.

Sales in Canada increased slightly by 2% or $292,000.   At the beginning of the fiscal year, we were expecting an increase in sales of LCD TV’s.   We launched our 22” LCD TV in April 2010 but the project was terminated quickly due to severe price competition.  We made up the loss in sales by selling refurbished LCD TVs for a few brand name manufacturers.

The mix between direct import sales and domestic warehouse sales in fiscal 2011 was 7% to 93% compared with 8% to 92% in fiscal 2010.  During weak economic times, our retail customers were cautious not to purchase container loads of goods with a long lead time.   Despite the fact we have to sell more goods out of our domestic warehouse, we continued to reduce our inventory levels on hand due to careful planning and monitoring of inventory.

Gross Profit

Gross profit for fiscal 2011 was $1.87 million or 12% of revenues compared with $1.56 million or 9.5% in fiscal 2010.  The increase in gross profit was mainly attributable to a strong Canadian dollar against the US dollar throughout the fiscal year.  For sales in Canada, we purchased our products from our suppliers in US dollars but booked the sales revenue in Canadian dollars.  The Canadian dollar appreciated about 6% against the US dollar during the fiscal year and our purchase cost decreased relatively resulting in a higher gross profit.

Commission Income

Our commission and other income consist of commissions earned on brokering sales and handling return products for Starlight and another manufacturer.   Commission income decreased from approximately $96,000 in fiscal 2010 to $34,000 in this fiscal year. The weak economy caused a general reduction in demands for goods and services, and thus we handled less returns for our customers in our reverse logistics operations.  Rather, we have negotiated to buy the defective returns from the manufacturers, refurbish the goods in house and sell the refurbished goods to our customers.  The revenue from the sale of refurbished goods for the current fiscal year was $1.2 million and is included with sales revenues.

Operating Expenses

Operating expenses for the current fiscal year increased from approximately $3.28 million in fiscal 2010 to $3.46 million in this fiscal year.  Selling and warehousing contributed the largest increase of approximately $165,000.   We offered more advertising allowances to our customers as incentives to carry our products.  In administrative expenses we reduced our expenses from $734,398 to $726,717.  Although the decrease was very moderate, it represented management effort to reduce operating costs.  Salaries and wages increased by approximately $25,000 due mainly to a stronger average Canadian conversion rate to US dollars for the fiscal year.   In Canadian currency, the level of salaries and wages were comparable.

Financial expenses and exchange gain

The Canadian dollar appreciated steadily from 0.98 to one US dollar at the beginning of this fiscal year to 1.029 at the end of the fiscal year resulting in a gain of $112,000 for the fiscal year. In fiscal 2010, we recorded an exchange gain of $354,000. We did not purchase any forward currency contracts to hedge against the volatility of the Canadian dollar.
Interest expense was comparable between fiscal 2010 and 2011.

Interest expense increased by $30,000 in the current fiscal year compared to the prior. We repaid our income tax liability in Canada, which we owed from a tax audit reassessment for the fiscal years 2003 and 2004. Included with the final payment was approximately $29,000 in accrued interest.

Income Tax Expenses
For the fiscal year ended March 31, 2011, we did not record any provision for income tax as the Company and its subsidiaries incurred taxable losses for the year. The Company does not anticipate future changes in rates and as such does not anticipate such variances in its current or deferred taxes in subsequent years.

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

Liquidity and Capital Resources

On March 31, 2011, we had cash on hand of $375,365 compared to cash on hand of $635,516 on March 31, 2010. The decrease of cash on hand was primarily used in operating activities to reduce our trade payable with outside parties and with our parent company. We have liquidated close to $2 million of inventory to fund our operating activities in the current fiscal year.

There have been no cash flows from investing and financing activities for the fiscal years ended March 31, 2011 and 2010.

As of March 31, 2011 we had a working capital deficit of approximately $2.2 million. Our current liabilities of $9.3 million include:

•	amount due to Starlight resulting from normal course of the business for $7.8 million;
•	current liabilities resulting from normal course of the business with other factories and suppliers for $0.9 million;
•	advance from Starlight for $0.6 million

We expect our factories will continue to provide credits to us and that Starlight will not demand immediate repayment of current liabilities and will provide financing to us if we require additional short term working capital.

We do not plan to acquire any significant capital items within the next twelve months.

Off Balance Sheet Arrangements

Cosmo does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (VIE’s), which would be established for the purpose of facilitating off-balance sheet arrangements. As of March 31, 2011, Cosmo did not have any unconsolidated VIE’s.

Contractual Obligations as of March 31, 2011

Cosmo had contractual obligations at March 31, 2011 as follows:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Interest payable to related party	$604,627	$604,627	$—	—	—
Operating leases	$894,367	$355,466	$538, 901	—	—

Working Capital Requirements for the Short and Long Term

During the next twelve month period, we plan on financing our working capital needs from:

•	The collection of accounts receivable;
•	Sales of existing inventory; and
•	The continued support of factories in China that finance our purchases of goods for fiscal 2012.

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

During fiscal 2012, we will continue to control our operating costs.  We expect domestic sales will continue to expand which will improve our working capital to finance inventory and accounts receivable.

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

Exchange Rates

For direct sales, we sell our products in U.S. dollars and pay for all of our manufacturing costs in either U.S. or Hong Kong dollars. Operating expenses of the Hong Kong office are paid in Hong Kong dollars.  The exchange rate of the Hong Kong dollar to the U.S. dollar has been fixed by the Hong Kong government since 1983 at approximately HK $7.80 to U.S. $1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar.  Operating expenses of our Canada office is paid in Canadian dollars, and domestic sales are received in Canadian dollars.  The exchange rate between the Canadian dollar and US dollar can represent an exchange risk to us.  Therefore any adverse fluctuation in this exchange rate may have a material effect on our business, financial condition or results of operation.  The overall percentage of domestic sales in Canadian dollars is at approximately 90% of total sales. Due to the upward trend of the Canadian dollar throughout the fiscal year, we did not take any action to hedge against the Canadian dollar.

Seasonal and Quarterly Results

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for electronic audio and video equipment during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 66% and 62% of net sales in fiscal 2011, and 2010, respectively.

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

For fiscal 2011, the Company had significant estimates for allowances for doubtful accounts in the amount of $175,206, allowance for obsolete inventory reserve of $725,822 and sales return and allowance reserve of $252,977.

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

While we believe that if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so.  These exposures are directly related to our normal operating and funding activities.  Historically and as of March 31, 2011, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

Interest Rate Risk

As of March 31, 2011, we have borrowed from Starlight and discounted our trade bills to obtain cash advance on our direct sales.  An increase in prime rate will increase our costs of borrowing accordingly.

Foreign Currency Risk

We have a wholly-owned subsidiary in USA, a wholly-owned subsidiary in Canada and a wholly-owned subsidiary in Hong Kong.  Sales by the Canadian operations made in Canada are denominated in Canadian dollar; purchases of inventory are denominated in US or Hong Kong dollar, and operating expenses in Canadian dollar.  The Hong Kong operating expenses are denominated in Hong Kong dollar, sales are denominated in U.S. dollar, and purchases of inventory are denominated in U.S. or Hong Kong dollar.  These transactions create exposures to changes in exchange rates.  Changes in the Hong Kong dollar exchange rate and Canadian dollar exchange rate with the U.S. dollar may positively or negatively affect our gross margins, operating income and retained earnings. We do not believe that near-term changes in the exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Canadian and Hong Kong dollar.  The Canadian dollar has been rising during fiscal 2011.  We have not taken steps to hedge against this currency in fiscal 2011.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cosmo Communications Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cosmo Communications Corporation and Subsidiaries as of 31 March 2011 and 2010 and the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for each of the three years in the period then ended 31 March 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cosmo Communications Corporation and Subsidiaries as of 31 March 2011 and 2010 and the consolidated results of its operations and cash flows for each of the three years in the period then ended 31 March 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ DNTW Chartered Accountants, LLP

Licensed Public Accountants
Markham, Ontario, Canada

17 June 2011

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF 31 MARCH

(Expressed in United States Dollars)

	Note	2011	2010
ASSETS
Current Assets
Cash		$375,365	$635,516
Accounts receivable, less allowance of $175,206 and $187,321 at 31 March 2011 and 2010, respectively	3	1,971,806	2,259,969
Inventories less allowance of $752,822 and $1,103,360 at 31 March 2011 and 2010, respectively		4,712,192	6,682,679
Prepaid expenses and other		9,702	11,259

Total Current Assets		7,069,065	9,589,423

Equipment and Other Assets
Equipment, net	4	-	15,367
Deferred taxes	5	8,317	8,317

Total Equipment and Other Assets		8,317	23,684

Total Assets		$7,077,382	$9,613,107

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	7	$887,642	$597,557
Accounts payable to parent company	6	7,809,241	9,132,241
Taxes payable	5	-	82,905
Interest payable to parent company	6	604,627	604,627

Total Liabilities		9,301,510	10,417,330

Commitments	8

Stockholders' Deficit
Preferred stock, $0.01 par value, cumulative and convertible, 30,000 shares authorized		-	-
Preferred stock, $0.01 par value, 9,970,000 shares authorized		-	-
Capital stock, $0.05 par value, 50,000,000 shares authorized, 40,467,636 shares issued and outstanding		2,023,382	2,023,382
Additional paid-in capital		27,704,592	27,704,592
Accumulated other comprehensive income		355,598	306,205
Accumulated deficit		(32,307,700)	(30,838,402)
Total Stockholders' Deficit		(2,224,128)	(804,223)
Total Liabilities and Stockholders' Deficit		$7,077,382	$9,613,107

The accompanying notes are an integral part of these consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED 31 MARCH

(Expressed in United States Dollars)

	2011	2010	2009

SALES	$15,755,443	$16,364,733	$29,463,154

COST OF PRODUCTS SOLD	13,868,625	14,806,460	27,458,287

GROSS PROFIT	1,886,818	1,558,273	2,004,867

COMMISSION INCOME	34,248	96,497	430,982

OPERATING EXPENSES
Salaries and wages	1,085,416	1,060,735	1,310,628
General and administrative	726,717	734,398	1,064,791
Selling and delivery	1,632,478	1,467,694	2,012,088
Depreciation	15,367	14,874	14,874

TOTAL OPERATING EXPENSES	3,459,978	3,277,701	4,402,381

LOSS FROM OPERATIONS	(1,538,912)	(1,622,931)	(1,966,532)

Financial	41,407	11,800	191,578
(Gain) loss on foreign exchange	(111,833)	(354,340)	739,437

LOSS BEFORE INCOME TAXES	(1,468,486)	(1,280,391)	(2,897,547)

INCOME TAX EXPESE (RECOVERY)	812	(9,047)	(183,067)

NET LOSS	$(1,469,298)	$(1,271,344)	$(2,714,480)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	49,393	677,987	(695,458)

COMPREHENSIVE LOSS	$(1,419,905)	$(593,357)	$(3,409,938)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.04)	$(0.03)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	40,467,636	40,467,636	40,467,636

The accompanying notes are an integral part of these consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED 31 MARCH 2011 AND 2010

(Expressed in United States Dollars)

	Shares	Capital Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit
Balance, 1 April 2009	40,467,636	$2,023,382	$27,704,592	$(371,782)	$(29,567,058)	$(210,866)
Foreign currency translation	-	-	-	677,987	-	677,987
Net loss for the year	-	-	-	-	(1,271,344)	(1,271,344)
Balance, 31 March 2010	40,467,636	2,023,382	27,704,592	306,205	(30,838,402)	(804,223)
Foreign currency translation	-	-	-	49,393	-	49,393
Net loss for the year	-	-	-	-	(1,469,298)	(1,469,298)
Balance, 31 March 2011	40,467,636	$2,023,382	$27,704,592	$355,598	$(32,307,700)	$(2,224,128)

The accompanying notes are an integral part of these consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED 31 MARCH

(Expressed in United States Dollars)

	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,469,298)	$(1,271,344)	$(2,714,480)

Adjustment to reconcile net earnings to net cash (used in) provided by operating activities
Depreciation	15,367	14,874	14,874
	(1,453,931)	(1,256,470)	(2,699,606)
Changes in operating assets and liabilities:
Accounts receivable	288,163	291,465	1,290,932
Inventories	1,970,487	3,505,255	842,062
Prepaid expenses and other	1,557	3,886	33,082
Accounts payable and accrued liabilities	290,085	(96,026)	63,017
Taxes payable	(82,905)	31,245	(260,107)
Accounts payable to parent company	(1,323,000)	(2,966,236)	1,358,584

CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	(309,544)	(486,881)	627,964

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(268)

CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(268)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	49,393	677,987	(695,458)

NET (DECREASE) INCREASE IN CASH	(260,151)	191,106	(67,762)

CASH, BEGINNING OF YEAR	635,516	444,410	512,172

CASH, END OF YEAR	$375,365	$635,516	$444,410

The accompanying notes are an integral part of these consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED 31 MARCH 2011 AND 2010

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

As of 31 March 2011, the Company had significant estimates for allowances for doubtful accounts in the amount of $175,206, allowance for obsolete inventory reserve of $725,822 and sales return and allowance reserve of $252,977.

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

Advertising Allowances

The Company followed the guidance in Accounting Standards Codification (“ASC”) 605-50, Revenue Recognition- Customer Payments and Incentives.  In accordance with ASC 605-50, the Company is required to classify certain payments to its customers as a reduction of sales.  The Company grants advertising allowances to its major customers as contributions to promote the Company's products.  Management has determined that the Company meets the requirements of ASC 605-50 in order to characterize these contributions as a cost as opposed to a reduction in revenue and accordingly these costs are included in selling and delivery expenses.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidated Statements of Income Classifications

The Company calculates its gross profit as the difference between its revenue and the associated cost of products sold.  Cost of products sold includes direct product costs, inbound freight, excise taxes, casualty insurance, import duties and broker fees, vendor allowances, and increases or decreases to the Company’s FIFO reserve.  The Company’s gross profit may not be comparable to other entities whose shipping and handling expenses are a component of cost of sales.  Instead the Company includes these costs in selling and delivery expenses which amounted to $629,656 (2010 - $960,084).

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

Inventories

Inventories are valued at the lower of cost and net realizable value.  Cost is determined on a first-in, first-out basis.  Inventory is comprised of finished products that the Company intends to sell to its customers.  The Company periodically makes judgments and estimates regarding the future utility and carrying value of its inventory.  The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value.  The Company has inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  As of 31 March 2011, the Company’s inventory reserve was $725,822 ($1,103,360 in 2009).

Trade receivables

The Company's accounts receivable and related allowance for doubtful accounts are analyzed in detail on a quarterly basis and all significant customers with delinquent balances are reviewed to determine future collectability. Reserves are established in the quarter in which the Company makes the determination that the account is deemed uncollectible. The Company maintains additional reserves based on its historical bad debt experience. The provision for accounts receivables was assessed as of 31 March 2011 and 2010 as $175,206 and $187,321, respectively.

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company's financial instruments include cash and cash equivalents, receivables, payables, and advances from the parent company.

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.  As of 31 March 2011and 2010, the carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities, and loans payable approximate their fair values due to the short-term maturities of these instruments.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

The Company adopted ASC 220, Comprehensive Income that establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements.  Comprehensive income is presented in the statements of changes in stockholders' equity and consists of foreign currency translation adjustments.  ASC 220 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

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

There were no dilutive financial instruments for the years ended 31 March 2011 and 2010.

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

Concentration of Credit Risks

The Company is exposed to credit risk on accounts receivable from its customers.    In order to reduce its credit risk, the Company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of their credit terms. Our five largest customers during fiscal year 2011 made up approximately 81% o f our total revenues (2010 – 87%).

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within Canada, United States and Hong Kong. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States and Canada. Balances at financial institutions or state-owned banks within Hong Kong are not covered by insurance. Total cash in state-owned banks and cash on hand at March 31, 2011 and 2010, amounted to $18,598 and $105,340, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. For the company, this guidance is effective for all new or materially modified arrangements entered into on or after July 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional. The Company is currently assessing its implementation of this new guidance, but does not expect a material impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

The following is the activity within the Company’s consolidated valuation and qualifying accounts and reserves as of 31 March 2011 and 2010:

	Balance at Beginning of Year	Additions (Reductions) Charged to Costs and Expenses	Deductions	Balance at End of Year

Year ended 31 March 2011

Deducted from asset account:
Allowance for doubtful accounts	$187,321	$-	$(12,115)	$175,206
Sales return and allowance reserve	257,569	571,659	(576,251)	252,977
Total	$444,890	$571,659	$(588,366)	$428,183

Year ended 31 March 2010

Deducted from asset account:
Allowance for doubtful accounts	$196,426	$34,973	$(44,078)	$187,321
Sales return and allowance reserve	104,641	1,653,881	(1,500,953)	257,569
Total	$301,067	$1,688,854	$(1,545,031)	$444,890

4.	EQUIPMENT

The components of equipment are as follows:

	Cost	Accumulated Depreciation	Net 2011	Net 2010

Furniture and fixtures	$42,462	$(42,462)	-	$927
Equipment	31,858	(31,858)	-	891
Computer	53,295	(53,295)	-	5,643
Warehouse equipment	68,575	(68,575)	-	7,906
	$196,190	$(196,190)	-	$15,367

5.	INCOME TAXES

The provision for income taxes reconciles to the amount obtained by applying the statutory income tax rates of 31% (2010 - 33%) in Canada, 16.5% (2010 - 16.5%) in Hong Kong and 15% (2010 – 15%) in US to income before provision for taxes as follows:

	2011	2010

Computed expected tax	$(379,234)	$(168,545)
Expenses not deductible for tax purposes	15,417	7,287
Equipment	3,815	2,976
Tax losses available for carryforward	363,376	267,837
Utilization of prior year tax losses	(3,374)	(109,555)
Other	812	(9,047)

Provision for income taxes	$812	$(9,047)

The Company has $5,910,259 of tax losses available to offset future taxable income which expire as follows:

	USA	Canada	Hong Kong	Total
Do not expire	$-	$-	$1,758,284	$1,758,284
2029	489,043	1,324,155	-	1,813,198
2030	380,147	682,693	-	1,062,840
2031	102,534	1,173,403	-	1,275,937

	$971,724	$3,180,251	$1,758,284	$5,910,259

The components of deferred income taxes have been determined at the combined statutory rates as follows:

	2011	2010

Deferred income tax assets (liabilities):
Book over tax depreciation	$8,317	$8,317
Tax losses available for carryforward	1,421,753	1,056,754
Valuation allowance	(1,421,753)	(1,054,754)

Deferred income taxes	$8,317	$8,317

6.	AMOUNTS PAYABLE TO PARENT COMPANY

As of 31 March 2011, the Company owed $8,413,869 (2010 - $9,763,868) to The Starlight Group of Companies, the principal corporate shareholder of the Company ("Starlight").  Of this amount $7,809,242 (2010 - $9,132,241) was owed in the form of trade payable and the remainder was in the form of advances and interest on advances.  The advances from Starlight were paid for by the issuance of shares in the fiscal year ended 31 March 2007, leaving only the accrued interest as payable.  These amounts are payable on demand and Starlight has agreed not to charge further interest on the accrued interest payable.  Interest accrued as of 31 March 2011 was $604,627 (2010 - $604,627).

7.	ACCOUNTS PAYABLE AND ACCRUED LIBILITIES

The balance is comprised of:

	2011	2010
Trade payables	496,179	113,829
Accrued liabilities	118,066	226,159
Claims payable	20,420	-
Sales return and allowance reserve	252,977	257,569

	$887,642	$597,557

8.	COMMITMENTS

The Company leases premises under an operating lease with a five year term in Canada and shares the facilities for its Hong Kong operation.  Minimum lease commitments under the leases at 31 March 2011 were:

2012	$355,466
2013	358,317
2014	180,584

$894,367

9.	RELATED PARTY TRANSACTIONS

Apart from those as disclosed in note 6, the Company's transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company's business.

During the year ended 31 March 2011, the Company purchased $7,299,267 (2010 - $10,800,354) of goods from Starlight.  The Company purchased $1,936,077 of goods from an associate company, The Singing Machine Company (SMC) (2010 - $1,701,203) and sold goods of  $233,904 to SMC.(2010 - $622,261).

The Company recorded as an accrued liability $100,000 payable to Starlight as fees to handle and repair defective returns in 2011 (none in 2010).

10.	ECONOMIC DEPENDENCE

The Company is economically dependent on its parent company for the supply of inventory products to its customers.  For the year ended 31 March 2011, the Company purchased 65% of its inventory needs from Starlight (2010 - 80%).

The Company has been traditionally dependent on one single large mass-market merchandiser and chain store located in Canada and the US which accounted for 54% of sales in 2010.  During the year ended 31 March 2011, the Company has built up sales with a second account located in Canada.  The two customers accounted for 55% of sales in fiscal 2011.  Economic dependence exists with these two customers.  Loss of both customers may have significant adverse results to the financial position of the Company.

As of 31 March 2011, the accounts receivable from these two customers amounted to approximately $948,601 (2010 - $1,252,960) and claims payable for inventory returns amounted to approximately $20,420 (2010 - $12,076).

11.	OPERATING SEGMENT INFORMATION

The Company operated in one business segment and all of its sales are consumer electronic products.  The Company's customers are principally in Canada and in the USA.

	Canada	Hong Kong	United States	Total

2011
Assets	6,044,244	136,493	896,645	7,077,382
Sales, net	13,763,003	1,077,458	914,983	15,775,444

Gross margin	1,752,635	115,225	18,958	1,886,818
Net loss	(1,186,699)	(180,065)	(102,534)	(1,469,298)

2010
Assets	7,036,473	606,215	1,970,419	9,613,107
Sales, net	13,471,277	1,313,933	1,579,523	16,364,733
Gross margin	1,398,821	115,537	43,915	1,558,273
Net loss	(829,432)	(61,767)	(380,145)	(1,271,344)

12.	SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended 31 March 2011 the Company paid interest of $41,407 (2010 - $11,800) and paid income taxes of $53,777 (2010 - $33,000).

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our 2011 fiscal year. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Management concluded that we maintained effective internal control over financial reporting as of March 31, 2011.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control financial reporting that occurred during the year ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2011.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth information concerning the directors, executive officers and significant employees of Cosmo as of June 28, 2011:

Name	Age	Position
Philip Lau	63	Chairman of the Board of Directors and President
Peter Horak	69	Chief Executive Officer and Director
Carol Atkinson	62	Chief Financial Officer
Yu Wing King	59	Vice President, Hong Kong operation
Jacky Lau	52	Director
Jeff Horak	53	Vice President –Sales and Marketing - Canada Operations

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

Compliance with Section 16(A) of the Exchange Act.

To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended March 31, 2011, its officers, directors and 10% shareholders complied with all Section 16(a) filing requirements.

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

Executive Compensation

The following table sets forth certain compensation information for the fiscal years ended March 31, 2010, 2009 and 2008 with regard to (i) Peter Horak, our Chief Executive Officer, and to each of the four most highly compensated executive officers of Cosmo for fiscal 2010, 2009 and 2008:

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($) (5)	Stock Awards($) (5)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)

Peter Horak	2011	94,616	—	—	—	—	—	9,446	104,062
CEO and Director	2010	91,866	—	—	—	—	—	8,820	100,686
	2009	89,693	—	—	—	—	—	8,610	98,303

Jeff Horak	2011	120,653	—	—	—	—	—	10,627	131,280
Vice President - Canada	2010	104,727	—	—	—	—	—	9,924	114,651
	2009	94,178	—	—	—	—	—	9,687	103,865

Yu Wing King	2011	41,961	1,543	—	—	—	—		43,504
Vice President – Hong Kong	2010	40,131	1,538	—	—	—	—	-	40,689
	2009	45,978	1,267	—	—	—	—	-	47,245

E. J. Colin	2011	102,941	—	—	—	—	—	5,904	108,845
National Sales	2010	96,459	—	—	—	—	—	5,508	101,967
Manager - Canada	2009	94,178	—	—	—	—	—	5,920	100,098

(1)  Includes automobile expense allowances and other employee benefits

Employment Agreements

The Company signed no new employment agreements during fiscal 2011 and 2010.

OPTION GRANTS IN FISCAL 2011 (1)

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

Outstanding Equity Awards At Fiscal Year-End (1)

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of March 31, 2011.

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

Long-term Compensation – Stock Option Grants and 401K PlanThe Company does not have any stock option plan or 401K plan as long-term compensation.

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

Item 13. Certain Relationships and Related Transactions

During the year ended March 31, 2011, we purchased $7,299,267 (2010 - $10,800,354) of goods from our parent company, Starlight.

We sold goods to our associate company, Singing Machine Company Inc in an amount of $233,904 during the fiscal year (2010 – nil) and purchased $1,936,077 of goods from Singing Machine Company.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended March 31, 2011 and 2010:

	2011	2010
Audit Fees (a)	$42,000	$45,815
Tax Fees (b)	4,284	10,903
Total Fees	46,284	56,718

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

Financial Statement Schedule

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
COSMO COMMUNICATIONS CORPORATION

Description	Balance at Beginning of Year	Additions (Reductions) Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended March 31, 2011
Deducted from asset account:
Allowance for doubtful accounts	$187,321	$-	$(12,115)	$175,206
Sales return and allowance reserve	257,569	571,659	(576,251)	252,977

Total	$444,890	$571,659	$(588,366)	$428,183

Year ended March 31, 2010
Deducted from asset account:
Allowance for doubtful accounts	$196,426	$34,973	$(44,078)	$187,321
Sales return and allowance reserve	104,641	1,653,881	(1,500,953)	257,569

Total	$301,067	$1,688,854	$(1,545,031)	$444,890

Year ended March 31, 2009
Deducted from asset account:
Allowance for doubtful accounts	$25,927	$175,206	$(4,707)	$196,426
Sales return and allowance reserve	138,438	2,837,532	(2,871,329)	104,641

Total	$164,365	$3,012,738	$(2,876,036)	$301,067

Other financial statement schedules have not been presented, as they are not applicable.

Exhibits

Exhibit
Number	Description of Document

3 .1	Articles of Incorporation as amended +

3 .2	Registrant's Bylaws ++

21 .1	List of Subsidiaries of Cosmo Communications Corporation ++++

31 .1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Peter Horak *

31 .2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carol Atkinson *

32 .1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32 .2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

+	Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 1992, as amended.

++	Incorporated by reference to our Registration Statement (File No. 2-83088).

++++	Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2006 filed with the SEC on August 8, 2006.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d), as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Markham, Ontario, Canada on June 28, 2011.

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
Carol Atkinson
Chief Executive Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ PETER HORAK	Chief Executive Officer and	June 28, 2011
Peter Horak	Director (Principal Executive Officer)

/s/ CAROL ATKINSON	Chief Financial Officer and	June 28, 2011
Carol Atkinson	Principal Financial Officer and Principal Accounting Officer

/s/ JACKY LAU	Director	June 28, 2011
Jacky Lau