Form 10-Q
period 2011-06-30
COSMO COMMUNICATIONS CORP
filed 2011-08-15
CIK 718096

10Q form10q 063011.htm REPORT FOR THE QUARTER ENDED June 30, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

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

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes      ☐          No     ☒

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

August 15, 2011

Common – 40,467,636 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format         Yes      ☐         No     ☒

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	▪ Consolidated Balance Sheets	1
	▪ Consolidated Statements of Operations	2
	▪ Consolidated Statements of Cash Flows	3
	▪ Notes to Consolidated Financial Statements	4 - 6
Item 2.	Management’s Discussion & Analysis of Financial Condition and Results of Operations	7 - 11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5	Other Information	13
Item 6.	Exhibits	14

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$564,734	$375,365
Accounts receivable (net of allowance of $175,206 and $175,206 respectively)	1,164,887	1,971,806
Inventories (net of allowance of $673,529 and $752,822 respectively)	5,897,756	4,712,192
Prepaid expenses and deposits	1,941	9,702
Total Current Assets	7,629,318	7,069,065

Equipment and Other Assets
Deferred taxes	8,317	8,317
Total Equipment and Other Assets	8,317	8,317

Total Assets	$7,637,635	$7,077,382
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$282,808	$496,179
Accrued liabilities	568,024	391,463
Accounts payable to parent company	8,828,762	7,809,241
Interest payable to parent company	604,627	604,627
Total Current Liabilities	10,284,221	9,301,510

Stockholders’ Deficit:
Preferred stock, $0.01 par value, cumulative and convertible, 30,000 shares authorized, none issued and outstanding	-	-
Preferred stock, $0.01 par value, 9,970,000 shares authorized, none issued and outstanding	-	-
Capital stock, $0.05 par value, 50,000,000 shares authorized, 40,467,636 shares issued and outstanding	2,023,382	2,023,382
Additional paid-in capital	27,704,592	27,704,592
Accumulated other comprehensive income	348,428	355,598
Accumulated deficit	(32,722,988)	(32,307,700)

Total Stockholders' Deficit	(2,646,586)	(2,224,128)

Total Liabilities and Stockholders' Deficit	$7,637,635	$7,077,382

The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30
(Unaudited)

	2011	2010

Sales	$1,703,076	$3,492,975
Cost of products sold	1,550,299	3,126,017

Gross profit	152,777	366,958

Commission income	5,982	24,525
	158,759	391,483
Expenses:
Selling and delivery	137,460	262,475
Salaries and wages	247,686	267,053
General and administrative	176,287	186,608
Loss on foreign exchange	7,715	118,043
Financial	4,099	5,159
Depreciation	-	3,719
	573,247	843,057

Net loss before income taxes	(414,488)	(451,574)

Current income taxes	800	-
Net loss	$(415,288)	$(451,574)

Foreign currency translation adjustment	(7,170)	(65,201)

Comprehensive loss	(422,458)	(516,775)
Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding:
Basic and diluted	40,467,636	40,467,636

 The accompanying notes are an integral part of these financial statements.

COSMO COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30
 (Unaudited)

	2011	2010
Cash Flows from Operating Activities:
Net loss	$(415,288)	$(451,574)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	-	3,719
	(415,288)	(447,855)
Changes in operating assets and liabilities:
Accounts receivable	806,919	13,409
Inventories	(1,185,564)	1,182,092
Prepaid expenses and deposits	7,761	6,601
Accounts payable and accrued liabilities	(36,810)	6,365
Taxes payable	-	(43,275)
Accounts payable to parent company	1,019,521	(1,069,529)
Net cash provided by (used in) operating activities	196,539	(352,192)

Effect of foreign currency translation	(7,170)	(65,201)

Net (decrease) increase in cash	189,369	(417,393)

Cash - beginning of period	375,365	635,516

Cash - end of period	$564,734	$218,123

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2011.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.  As of June 30, 2011, the Company provided reserves for doubtful accounts receivable in the amount of $175,206 (March 31, 2011 - $175,206); provided inventory reserves for estimated obsolescence for $673,529 (March 31, 2011 - $752,822); and provided reserves for defective inventory returns of $168,557 (March 31, 2011 - $252,977).

Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalents, receivables, payables, and advances from the parent company.

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.  At June 30, 2011 and March 31, 2011, the carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities, and loans payable approximate their fair values due to the short-term maturities of these instruments.

Earnings or Loss Per Share

There were no anti-dilutive financial instruments for three months ended June 30, 2011 and 2010.

AMOUNTS PAYABLE TO PARENT COMPANY

As of June 30, 2011, the Company owed $9,433,389 (March 31, 2011 - $8,413,869) to The Starlight Group of Companies, the principal corporate shareholder of the Company ("Starlight").  Of this amount $8,828,762 (March 31, 2011- $7,809,242) was owed in the form of trade payable and the remainder was interest on prior advances.  These amounts are unsecured, payable on demand and Starlight has agreed not to charge further interest on the accrued interest payable.  Interest accrued as of June 30, 2011 was $604,627 (March 31, 2011 - $604,627).

COMMITMENTS

The Company leases premises under an operating lease with a five year term in Canada and shares the facilities for its Hong Kong operation.  In September 2008 the Company extended the current operating lease in Canada for five years commencing on October 1, 2008.  Minimum lease commitments under the leases at June 30, 2011 were:

2012 (Nine months)	265,441
2013	356,760
2014	179,799
$802,000

RELATED PARTY TRANSACTIONS

Apart from those as disclosed in Amounts Payable to Parent Company, the Company's transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company's business.

During the three months ended June 30, 2011, the Company purchased $1,518,024 (three months ended June 30, 2010 - $2,060,564) of goods from Starlight and sold $23,000 of goods to Singing Machine Company, Inc., an associate company.  (June 30, 2010 – none)

ECONOMIC DEPENDENCE

The Company is economically dependent on its parent company for the supply of inventory products to its customers.  A mass-market merchandiser and chain store located in Canada and US is the Company's largest customer, which accounted for approximately 33% of sales for the three months ended June 30, 2011 and 88% for the three months ended June 30, 2010.  Economic dependence exists with this identified customer.  Loss of the customer may have significant adverse results to the financial position of the Company.

As of June 30, 2011, the accounts receivable from this customer amounted to approximately $246,282 (March 31, 2011 - $486,207) and claims payable for inventory returns amounted to approximately $15,811 (March 31, 2011 - $20,420).

OPERATING SEGMENT INFORMATION

The Company operated in one business segment and all of its sales are consumer electronic products.  The Company's customers are principally in Canada and in the USA.  Borrowings are principally in the United States.

	Canada	Hong Kong	United States	Total
June 30, 2011
Assets	6,848,008	13,816	775,811	7,637,635

Three Months Ended June 30, 2011
Sales, net	992,768	603,614	106,694	1,703,076
Gross margin	116,583	107,034	(70,840)	152,777
Net (loss) income	(404,049)	70,650	(81,889)	(415,288)

March 31, 2011
Assets	6,044,244	136,493	896,645	7,077,382

Three Months Ended June 30, 2010
Sales, net	2,746,245	574,748	171,982	3,492,975
Gross margin	253,321	48,116	65,520	366,957
Net loss	(453,965)	(12,907)	15,298	(451,574)

SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended June 30, 2011 the Company paid interest of $4,099 (three months ended June 30, 2010 - $5,159) and paid income taxes of $800 (three months ended June 30, 2010– none).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto appearing elsewhere in this quarterly report, and in conjunction with the Management's Discussion and Analysis set forth in (1) our annual report on Form 10-K for the year ended March 31, 2011.

As used in this quarterly report, to term “we”, “us”, our”, “Cosmo”, the “Company” or “our company refer to Cosmo Communications Corporation, a Florida corporation.

Preliminary Note Regarding Forward-Looking Statements

This quarterly report and the documents incorporated herein by reference contain forward-looking statements within the meaning of the federal securities laws, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies.  The forward-looking statements and associated risks may include, relate to or be qualified by other important factors.  You can identify forward-looking statements generally by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends,” “plans,” “should,” “could,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations of those terms, including their use in the negative, or by discussions of strategies, opportunities, plans or intentions.  You may find these forward-looking statements in this Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as throughout this quarterly report.  A number of factors could cause results to differ materially from those anticipated by forward-looking statements.

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

Our products are currently sold in stores such as Wal-Mart, Super-Stores, Home Hardware, Bargain Shop, and Best Buy/Future Shop.

Results of Operations for the Quarter Ended June 30, 2011 (“2011”) and For the Quarter Ended June 30, 2010 (“2010”)

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the three months ended June 30, 2011 and 2010.

	Three months ended	Three months ended
	June 30, 2011	June 30, 2010
Sales	100%	100%
Cost of products sold	90.8%	89.5%

Gross profit	9.2%	10.5%

Commission income	-%	0.7%

Expenses:
Salaries and wages	14.5%	7.6%
General and administrative	10.4%	5.3%
Selling and delivery	8%	7.5%
Financial	0.1%	0.1%
Loss on foreign exchange	-%	3.4%
Depreciation	-%	0.1%
Net loss before income tax	(24.2)%	(12.9)%
Net loss	(24.2)%	(12.9)%

The following is a discussion and analysis of our results of operations for the above periods:

Net Sales:

Sales for the three months ended June 30, 2011 decreased by approximately $1,789,900 or 51% as compared to the corresponding period in 2010. The largest decrease was in the video products category which decreased by approximately $1.3 million due to the loss of sales to our largest customer in Canada.  Sales decreased in all other categories, partly due to slower production which delayed the normal June shipments to July and also from slower purchasing decisions from our customers.

Cost of Sales and Gross Margin:

Gross margin was 9.2% for the three months ended June 30, 2011 as compared to 10.5% for the same period in 2010.  The decrease in gross profit margin was primarily due to higher costs of purchases which we were unable to pass onto our customers.

Commission Income:

Commission income decreased by $18,543 compared with the corresponding period in 2010.    Decrease in reverse logistic income was due to slower sales resulting in less defective products returned.

Selling, General and Administrative Expenses:

Our general and administrative expenses decreased by $10,000 for the three months ended June 30, 2011 compared with the same period in 2010, largely in cutting back office expenses.  Salaries and wages decreased by $20,000 due to reduction in warehouse staff.  Our selling expenses decreased by $125,000, which represents cost savings in warehouse storage and freight in and freight out expenses.

Financial:

There were no major changes in our financial costs in the two periods in comparison.

Net Earnings:

The net loss for the three months ended June 30, 2011 was $415,288 compared with a net loss of $451,574 in the corresponding period in 2010.   Despite lower sales revenue and a reduction in gross profit margin compared with the corresponding period, net loss improved due to a smaller loss realized in foreign exchange and cost savings in operations.

Foreign exchange:

Exchange loss was $4,099 compared with an exchange loss $118,043.  The Canadian dollar was stable against the US dollar in the three months ended June 30, 2011.

Liquidity and Capital Resources

During the three months ended June 30, 2011, net cash provided by operating activities was $196,539.  The main source of our working capital during this quarter came from collecting our receivable and trade credits provided by our parent company.   The ratio of current assets to current liabilities was 0.74 to 1, as compared to 0.76 to 1 on March 31, 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s market risk during the first fiscal quarter ended June 30, 2011.  For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Date: August 15, 2011

By:	/s/ Carol Atkinson
Name: Carol Atkinson Title: Chief Financial Officer

Date: August 15, 2011