Form 10-Q
period 2011-09-30
COSMO COMMUNICATIONS CORP
filed 2011-11-21
CIK 718096

REPORT FOR THE QUARTER ENDED September 30, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

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

November 14, 2011

Common – 40,467,636 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format    Yes    ☐ No    ☒

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	■ Consolidated Balance Sheets	1

	■ Consolidated Statements of Operations	2-3

	■ Consolidated Statements of Cash Flows	4

	■ Notes to Consolidated Financial Statements	5- 8

Item 2.	Management’s Discussion & Analysis of Financial Condition and Results of Operations	9 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5	Other Information	16

Item 6.	Exhibits	17

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As Of September 30,	As Of March 31,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$348,672	$375,365
Accounts receivable (net of allowance of $175,206 and $175,206 respectively)	3,378,129	1,971,806
Inventories (net of allowance of $631,342 and $752,822 respectively)	8,790,292	4,712,192
Prepaid expenses and deposits	21,983	9,702
Total Current Assets	12,539,076	7,069,065

Other Assets:
Deferred taxes	8,317	8,317
Total Equipment and Other Assets	8,317	8,317

Total Assets	$12,547,393	$7,077,382
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$555,766	$496,179
Accrued liabilities	248,464	391,463
Accounts payable to parent company	14,384,727	7,809,241
Interest payable to parent company	604,627	604,627
Taxes payable	18,208	-
Total Current Liabilities	15,811,792	9,301,510

Stockholders’ Deficit:
Preferred stock, $0.01 par value, cumulative and convertible, 30,000 shares authorized, none issued and outstanding	-	-
Preferred stock, $0.01 par value, 9,970,000 shares authorized, none issued and outstanding	-	-
Capital stock, $0.05 par value, 50,000,000 shares authorized, 40,467,636 shares issued and outstanding	2,023,382	2,023,382
Additional paid-in capital	27,704,592	27,704,592
Accumulated other comprehensive income	321,969	355,598
Accumulated deficit	(33,314,342)	(32,307,700)

Total Stockholders' Deficit	(3,264,399)	(2,224,128)

Total Liabilities and Stockholders' Deficit	$12,547,393	$7,077,382

The accompanying notes are an integral part of these consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30
(Unaudited)

	2011	2010

Sales	$4,473,229	$3,738,822
Cost of products sold	3,624,726	3,247,342

Gross profit	848,503	491,480

Commission income	2,605	2,165
	851,108	493,645
Expenses:
Selling and delivery	511,100	291,650
Salaries and wages	223,176	244,321
General and administrative	187,851	155,956
Loss (gain) on foreign exchange	518,180	(13,542)
Financial	2,150	2,355
Depreciation	-	3,718
	1,442,457	684,458

Net loss before income taxes	(591,349)	(190,813)

Current income taxes	5	812

Net loss	$(591,354)	$(191,625)

Foreign currency translation adjustment	(26,459)	11,066

Comprehensive loss	(617,813)	(180,559)
Net loss per common share:
Basic and diluted	$(0.01)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	40,467,636	40,467,636

The accompanying notes are an integral part of these consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED SEPTEMBER 30
(Unaudited)

	2011	2010

Sales	$6,176,305	$7,231,797
Cost of products sold	5,175,025	6,373,359

Gross profit	1,001,280	858,438

Commission income	8,587	26,690
	1,009,867	885,128
Expenses:
Selling and delivery	648,560	554,125
Salaries and wages	470,862	511,374
General and administrative	364,138	342,562
Loss on foreign exchange	525,895	104,501
Financial	6,249	7,514
Depreciation	-	7,437
	2,015,704	1,527,513

Net loss before income taxes	(1,005,837)	(642,385)

Income taxes	805	812

Net loss	$(1,006,642)	$(643,197)

Foreign currency translation adjustment	(33,629)	(54,135)

Comprehensive loss	(1,040,271)	(697,332)

Net loss per weighted number of shares outstanding:
Basic and diluted	$(0.02)	$(0.02)
Weighted average shares outstanding:
Basic and diluted	40,467,636	40,467,636

The accompanying notes are an integral part of these consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30
 (Unaudited)

	2011	2010
Cash Flows from Operating Activities:
Net loss	$(1,006,642)	$(643,197)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	-	7,437
	(1,006,642)	(635,760)
Changes in operating assets and liabilities:
Accounts receivable	(1,406,323)	(575,343)
Inventories	(4,078,100)	(1,027,520)
Prepaid expenses and deposits	(12,281)	(13,113)
Accounts payable and accrued liabilities	(83,412)	313,489
Taxes payable	18,208	(69,240)
Accounts payable to parent company	6,575,486	1,761,638
Net cash provided by (used in) operating activities	6,936	(245,849)

Effect of exchange rate changes on cash	(33,629)	(54,135)

Net decrease in cash	(26,693)	(299,984)

Cash - beginning of period	375,365	635,516

Cash - end of period	$348,672	$335,532

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months and six months periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2011.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.  As of September 30, 2011, the Company provided reserves for doubtful accounts receivable in the amount of $175,206 (March 31, 2011 - $175,206); provided inventory reserves for estimated obsolescence for $631,342 (March 31, 2011 - $752,822); and provided reserves for defective inventory returns of $116,836 (March 31, 2011 - $252,977).

Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, accounts payable, and advances from the parent company.

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.  At September 30, 2011 and March 31, 2011, the carrying amounts of cash, accounts receivable, accounts payable, and advances from the parent company approximate their fair values due to the short-term maturities of these instruments.

Earnings or Loss Per Share

There were no anti-dilutive financial instruments for three months ended September 30, 2011 and 2010.

AMOUNTS PAYABLE TO PARENT COMPANY

As of September 30, 2011, the Company owed $14,989,354 (March 31, 2011 - $8,413,869) to The Starlight Group of Companies, the principal corporate shareholder of the Company ("Starlight").  Of this amount $14,384,727 (March 31, 2011- $7,809,242) was owed in the form of trade payable and the remainder was interest on prior advances.  These amounts are unsecured, payable on demand and Starlight has agreed not to charge further interest on the accrued interest payable.  Interest accrued as of September 30, 2011 was $604,627 (March 31, 2011 - $604,627).

COMMITMENTS

The Company leases premises under an operating lease with a five year term in Canada and shares the facilities for its Hong Kong operation.  In September 2008 the Company extended the current operating lease in Canada for five years commencing on October 1, 2008.  Minimum lease commitments under the leases at September 30, 2011 were:

2012 (Six months)	167,344
2013	337,373
2014	170,029
$674,746

RELATED PARTY TRANSACTIONS

Apart from those as disclosed in Amounts Payable to Parent Company, the Company's transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company's business.

During the six months ended September 30, 2011, the Company purchased $6,055,300 (six months ended September 30, 2010 - $6,321,495) of goods from Starlight.  The Company also purchased a net value of $904,307 of goods from Singing Machine Company, a subsidiary company of our Parent Company (six months ended September 30, 2010 - $940,773).

ECONOMIC DEPENDENCE

The Company is economically dependent on its parent company for the supply of inventory products to its customers.  A mass-market merchandiser and chain store located in Canada is the Company's largest customer, which accounted for approximately 29% of sales for the six months ended September 30, 2011 and 29% for the three months ended September 30, 2011.  Economic dependence exists with this identified customer.  Loss of the customer may have significant adverse results to the financial position of the Company.

As of September 30, 2011, the accounts receivable from this customer amounted to approximately $1,211,577, (March 31, 2011 – claims payable for inventory returns amounted to approximately $350,861).

OPERATING SEGMENT INFORMATION

The Company operated in one business segment and all of its sales are consumer electronic products.  The Company's customers are principally in Canada and in the USA.  Borrowings are principally in the United States.

	Canada	Hong Kong	United States	Total
September 30, 2011
Assets	11,169,445	275,276	1,102,672	12,547,393

Six Months Ended September 30, 2011
Sales, net	5,126,280	761,874	288,151	6,176,305
Gross margin	983,448	106,035	(88,203)	1,001,280
Net loss	(928,015)	38,138	(116,765)	(1,006,640)

March 31, 2011
Assets	6,044,244	136,493	896,645	7,077,382

Six Months Ended September 30, 2010
Sales, net	6,097,925	677,090	456,781	7,231,796
Gross margin	761,535	63,048	33,854	858,437
Net loss	(550,686)	(50,789)	(41,722)	(643,197)

SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended September 30, 2011 the Company paid interest of $6,249 (six months ended September 30, 2010 - $7,514) and paid $805 in income tax (six months ended September 30, 2010 – $812).

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our products are currently sold in stores such as Wal-Mart, Super-Stores, Home Hardware, Bargain Shop, and Best Buy/Future Shop.

Results of Operations for the Quarter Ended September 30, 2011 (“2011”) and For the Quarter Ended September 30, 2010 (“2010”)

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the three months ended September 30, 2011 and 2010.

	Three months ended	Three months ended	Six months ended	Six months ended	Three months ended	Three months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	June 30, 2010	June 30, 2009
Sales	100%	100%	100%	100%	100%	100%
Cost of products sold	81%	86.9%	83.8%	88.1%	89.5%	88.6%

Gross profit	19%	13.1%	16.2%	11.9%	10.5%	11.4%

Commission income	0.1%	0.1%	0.1%	0.4%	0.7%	0.7%

Expenses:
Salaries and wages	5%	6.5%	7.6%	7.1%	7.6%	7.6%
General and administrative	4.2%	4.2%	5.9%	4.7%	5.3%	5%
Selling and delivery	11.4%	7.8%	10.5%	7.7%	7.5%	12%
Financial	0.1%	0.1%	0.1%	0.1%	0.1%	0.1%
(Gain) loss on foreign exchange	11.6%	(0.5)%	8.5%	1.5%	3.4%	(3.9)%
Depreciation	-	0.1%	-	0.1%	0.1%	0.1%
Net loss before income tax	(13.2%)	(5.0%)	(16.3%)	(8.9%)	(12.9%)	(8.8%)
Income tax (recovery) expense	-	-	-	-	-	(0.3)%
Net loss	(13.2%)	(5.0%)	(16.3%)	(8.9%)	(12.9%)	(8.5%)

The following is a discussion and analysis of our results of operations for the above periods:

Three months ended September 30, 2011 and three months ended September 30, 2010.

Net Sales:

Sales for the three months ended September 30, 2011 increased by approximately $734,407 or 20% compared to the corresponding period in 2010.  The increase reflected the normal sales level in this quarter.  In 2010, there was a severe labor shortages in Southern China, goods that would normally be shipped in September were delayed until October in that year.   We did not experience major labor shortages in the current year.

Cost of Sales and Gross Margin:

Gross margin was 19% for the three months ended September 30, 2011 as compared to 13% for the same period in 2010.   The Canadian dollar appreciated by about 3% this period compared with the 2010 period.  Cost of sales which was paid in US dollars became relatively cheaper with majority of our sales revenue in Canadian dollars.   A higher profit margin in refurbished products also helped to improve the overall gross profit margin.

Commission Income:

Commission income was similar in the two periods in comparison.

Selling, General and Administrative Expenses:

Our salaries expenses decreased by $21,145 for the three months ended September 30, 2011 compared with the same period in 2010.  General and administrative expense increased by $31,895, mainly in rent increment.  Our selling expenses increased by $219,450 due to the accrual of minimum royalties and increase in providing advertising and promotional allowances to our customers.  Through our parent company, we received the license to distribute Polaroid brand products.  Our share of the minimum royalty is $115,000 per quarter.

Financial:

There was no major change in our financial costs in the two periods in comparison.

Net Earnings:

The net loss for the three months ended September 30, 2011 was $591,354 compared with a net loss of $190,625 in the corresponding period in 2010.  The increase in net loss was due to loss in foreign exchange of $518,180 compared with an exchange gain of $13,542 in 2010.

Foreign exchange:

For the three months ended September 30, 2011, we recorded a loss of $518,180 in foreign exchange as compared with a gain of $13,542 in 2010.  The exchange rates of the Canadian dollar against the US dollar have been volatile in the two periods in comparison.

Six months ended September 30, 2011 compared with six months ended September 30, 2010.

Net Sales:

Sales for the six months ended September 30, 2011 decreased by $1,055,492 compared with the same period in 2010.   Our audio products experienced a decrease of $1.3M offset by an increase in new camera products under the Polaroid brand name of $141,000.

Cost of Sales and Gross Margin:

Gross margin was 16.2% for the six months ended September 30, 2011 compared with 11.9% in 2010.  The Canadian dollar appreciated by about 6% this period compared with the 2010 period.  Cost of sales which was paid in US dollars became relatively cheaper with majority of our sales in Canadian dollars.   A better profit margin in refurbished products also helped to improve the overall gross profit margin.

Commission Income:

Commission income decreased by $18,103 for the current six months compared with 2010.  The decrease was from reverse logistic income related to the handling of defective returns for third party manufacturers. We negotiated to buy the defective returns from the third party manufacturers, refurbished the goods in house and sold the refurbished goods to the second tier outlets.  Revenue from the sales was $574,769, and has been booked as sales income in the current six months.

Selling, General and Administrative Expenses:

Selling and delivery expenses increased by $94,435 for the six months ended September 30, 2011.  The increase was due to the need to accrue minimum royalty expenses.
Salaries, general and administrative expenses decreased by $18,936 during this period.  The decrease was due to reduction in payroll of admin and warehouse staff offset by increase in rent increments.

Financial:

There was no major change in our financial costs in the two periods in comparison.

Net Earnings:

Net loss for the six months ended September 30, 2011 was $1,006,642 compared with a net loss of $643,197 in 2010.  The increase in net loss was due mainly to the impact of foreign exchange.  Foreign exchange loss was $525,895 in this current period compared with $104,501 in 2010.

Foreign exchange:

We incurred an exchange loss of $525,895 compared with a loss of $104,501 in 2010  The exchange rates of the Canadian dollar against the US dollar have been volatile in the two periods in comparison

Liquidity and Capital Resources

During the six months ended September 30, 2011, net cash provided by operating activities was $6,936.  The main source of our working capital during this period came from increasing our trade payable from our parent company.   The ratio of current assets to current liabilities was 0.76 to 1, as compared to 0.76 to 1 on March 31, 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s market risk during the first fiscal quarter ended September 30, 2011.  For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Date: November 14, 2011

By:	/s/ Carol Atkinson
Name: Carol Atkinson
Title: Chief Financial Officer

Date: November 14, 2011