Form 10-Q
period 2011-12-31
COSMO COMMUNICATIONS CORP
filed 2012-02-13
CIK 718096

10Q form10q 123111.htm REPORT FOR THE QUARTER ENDED December 31, 2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2011

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

Not applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-

accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

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

February 13, 2012

Common – 40,467,636 shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format         Yes      ☐         No     ☒

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
	▪ Consolidated Balance Sheets	1
	▪ Consolidated Statements of Operations and Comprehensive Income (Loss)	2-3
	▪ Consolidated Statements of Cash Flows	4
	▪ Notes to Consolidated Financial Statements	5-8
Item 2.	Management’s Discussion & Analysis of Financial Condition and Results of Operations	9-15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sales of Equity securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	(Removed and Reserved)	16
Item 5	Other Information	16
Item 6.	Exhibits	17

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF

	December 31,	March 31,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$642,300	$375,365
Accounts receivable (net of allowance of $270,503 and $175,206, respectively)	2,943,966	1,971,806
Inventories (net of allowance of $682,249 and $752,822, respectively)	4,159,762	4,712,192
Prepaid expenses and deposits	14,723	9,702
Total Current Assets	7,760,751	7,069,065

Equipment and Other Assets:
Deferred taxes	8,317	8,317
Total Equipment and Other Assets	8,317	8,317

Total Assets	$7,769,068	$7,077,382
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$618,784	$496,179
Accrued liabilities	168,433	391,463
Accounts payable to parent company	9,827,907	7,809,241
Interest payable to parent company	604,627	604,627
Taxes payable	18,208	-
Total Current Liabilities	11,237,959	9,301,510

Stockholders’ Deficit:
Preferred stock, $0.01 par value, cumulative and convertible, 30,000 shares authorized	-	-
Preferred stock, $0.01 par value, 9,970,000 shares authorized	-	-
Capital stock, $0.05 par value, 50,000,000 shares authorized, 40,467,636 shares issued and outstanding	2,023,382	2,023,382
Additional paid-in capital	27,704,592	27,704,592
Accumulated other comprehensive income	276,871	355,598
Accumulated deficit	(33,473,736)	(32,307,700)

Total Stockholders' Deficit	(3,468,891)	(2,224,128)

Total Liabilities and Stockholders' Deficit	$7,769,068	$7,077,382

The accompanying notes are an integral part of these consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED DECEMBER 31

(Unaudited)

	2011	2010

Sales	$9,259,290	$6,877,240
Cost of products sold	7,937,092	5,539,942

Gross profit	1,322,198	1,337,298

Commission income	2,773	3,095
	1,324,971	1,340,393
Expenses:
Selling and delivery	1,006,109	689,808
Salaries and wages	240,029	354,090
General and administrative	296,770	189,808
Gain on foreign exchange	(63,485)	(105,325)
Financial	4,943	2,856
Depreciation	-	3,719
	1,484,366	1,134,956

Net income (loss) before income taxes	(159,395)	205,437

Net income (loss)	$(159,395)	$205,437

Foreign currency translation adjustment	(45,098)	67,005

Comprehensive income (loss)	(204,493)	272,442
Net income (loss) per common share:
Basic and diluted	$(0.01)	$0.01
Weighted average shares outstanding:
Basic and diluted	40,467,636	40,467,636

The accompanying notes are an integral part of these consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED DECEMBER 31

(Unaudited)

	2011	2010

Sales	$15,435,595	$14,109,037
Cost of products sold	13,112,117	11,913,301

Gross profit	2,323,478	2,195,736

Commission income	11,360	29,785
	2,334,838	2,225,521
Expenses:
Selling and delivery	1,654,669	1,243,933
Salaries and wages	710,891	865,464
General and administrative	660,908	532,372
Loss on foreign exchange	462,410	(824))
Financial	11,191	10,370
Depreciation	-	11,156
	3,500,069	2,662,471

Net loss before income taxes	(1,165,231)	(436,950))

Income taxes	805	812)

Net loss	$(1,166,036)	$(437,762))

Foreign currency translation adjustment	(78,727)	12,870)

Comprehensive loss	(1,244,763)	(424,892))

Net loss per weighted number of shares outstanding:
Basic and diluted	$(0.03)	$(0.01))
Weighted average shares outstanding:
Basic and diluted	40,467,636	40,467,636

The accompanying notes are an integral part of these consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31

(Unaudited)

	2011	2010
Cash Flows from Operating Activities:
Net loss	$(1,166,036)	$(437,762)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	-	11,156
	(1,166,036)	(426,606)
Changes in operating assets and liabilities:
Accounts receivable	(972,160)	(19,855)
Inventories	552,430	1,874,116
Prepaid expenses and deposits	(5,021)	(5,991)
Accounts payable and accrued liabilities	(100,425)	(73,747)
Taxes payable	18,208	(108,115)
Accounts payable to parent company	2,018,666	(972,066)
Net cash provided by operating activities	345,662	267,736

Effect of exchange rate changes on cash	(78,727)	12,870

Net increase in cash	266,935	280,606

Cash - beginning of period	375,365	635,516

Cash - end of period	$642,300	$916,122

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months periods ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2011.

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

As of December 31, 2011, the Company provided reserves for doubtful accounts receivable in the amount of $270,503 (March 31, 2011 - $175,206); provided inventory reserves for estimated obsolescence for $682,249 (March 31, 2011 - $752,822); and provided reserves for defective inventory returns of $124,541 (March 31, 2011 - $252,977).

Fair Value of Financial Instruments

The Company's financial instruments include cash, accounts receivable, accounts payable, and advances from the parent company.

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At December 31, 2011 and March 31, 2011, the carrying amounts of cash, accounts receivable, accounts payable, and advances from the parent company approximate their fair values due to the short-term maturities of these instruments.

Earnings or Loss Per Share

There were no anti-dilutive financial instruments for three months ended December 31, 2011 and 2010.

AMOUNTS PAYABLE TO PARENT COMPANY

As of December 31, 2011, the Company owed $10,432,534 (March 31, 2011 - $8,413,869) to The Starlight Group of Companies, the principal corporate shareholder of the Company ("Starlight"). Of this amount $9,827,907 (March 31, 2011- $7,809,242) was owed in the form of trade payable and the remainder was interest on prior advances. These amounts are unsecured, payable on demand and Starlight has agreed not to charge further interest on the accrued interest payable. Interest accrued as of December 31, 2011 was $604,627 (March 31, 2011 - $604,627).

COMMITMENTS

The Company leases premises under an operating lease with a five year term in Canada and shares the facilities for its Hong Kong operation. In September 2008 the Company extended the current operating lease in Canada for five years commencing on October 1, 2008. Minimum lease commitments under the leases at December 31, 2011 were:

2012 (Three months)	84,705
2013	341,540
2014	172,129
$598,374

RELATED PARTY TRANSACTIONS

Apart from those as disclosed in Amounts Payable to Parent Company, the Company's transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company's business.

During the nine months ended December 31, 2011, the Company purchased $8,315,680 (nine months ended December 31, 2010 - $11,659,587) of goods from Starlight. The Company also purchased a net value of $1,744,160 of goods from Singing Machine Company, a subsidiary company of Starlight for the nine months ended December 31, 2011. (nine months ended December 31, 2010 - $1,890,127)

ECONOMIC DEPENDENCE

The Company has been traditionally dependent on one single large mass-market merchandiser and chain store located in Canada and the US which accounted for 56% of sales in 2010. During the year ended 31 March 2011, the Company has built up sales with a second account located in Canada. The two customers accounted for 38% of sales in fiscal 2011. Economic dependence exists with these two customers. Loss of both customers may have significant adverse results to the financial position of the Company.

As of December 31, 2011, the accounts receivable from these two customers amounted to approximately $93,964 (March 31, 2010 - $1,252,960) and claims payable for inventory returns amounted to approximately $256,854 (March 31, 2010 - $12,076).

OPERATING SEGMENT INFORMATION

The Company operated in one business segment and all of its sales are consumer electronic products. The Company's customers are principally in Canada and in the USA. Borrowings are principally in the United States.

	Canada	Hong Kong	United States	Total
December 31, 2011
Assets	6,301,595	236,917	1,230,556	7,769,068

Nine Months Ended December 31, 2011
Sales, net	13,051,329	1,580,884	803,382	15,435,595
Gross margin	2,238,226	169,942	(84,690)	2,323,478
Net income (loss)	(1,084,264)	50,289	(132,061)	(1,166,036)

March 31, 2011
Assets	7,165,931	44,475	849,091	8,059,497

Nine Months Ended December 31, 2010
Sales, net	12,365,582	954,726	788,730	14,109,037
Gross margin	2,046,491	98,417	50,828	2,195,736
Net loss	(315,980)	(57,304)	(64,478)	(437,762)

SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended December 31, 2011 the Company paid interest of $11,191 (nine months ended December 31, 2010 - $10,370) and paid $805 in income taxes (nine months ended December 31, 2010 - $125,729).

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

Our products are currently sold in stores such as Wal-Mart, Super-Stores, Home Hardware, Bargain Shop, and Best Buy/Future Shop.

Results of Operations for the Quarter Ended December 31, 2011 (“2011”) and For the Quarter Ended December 31, 2010 (“2010”)

The following table sets forth, for the periods indicated, certain items related to our consolidated statements of operations as a percentage of net revenues for the three and nine months ended December 31, 2011 and 2010.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Sales	100%	100%	100%	100%
Cost of products sold	85.7%	80.6%	85%	84.5%

Gross profit	14.3%	19.4%	15.0%	15.5%

Commission income	-	-	0.1%	0.2%

Expenses:
Salaries and wages	2.6%	5.1%	4.6%	6.1%
General and administrative	3.2%	2.7%	4.3%	3.7%
Selling and delivery	10.9%	10%	10.7%	8.8%
Financial	0.1%	-	-	-
(Gain) loss on foreign exchange	(0.7)%	(1.5)%	3%	-
Depreciation	-	0.1%	-	0.1%
Net loss before income tax	1.7%	2.9%	7.6.0%	3.0%
Income tax (recovery) expense	-	-	-	-
Net loss	1.7%	2.9%	7.6%	3.0%

The following is a discussion and analysis of our results of operations for the above periods:

Three months ended December 31, 2011 compared with three months ended December 31, 2010.

Net Sales:

Sales for the three months ended December 31, 2011 increased by approximately $2.4 million or 35% compared to the corresponding period in 2010. The 19” and 22” TV contributed $1.8M to the increase. Other increases include karaoke products ($537,000), camera products ($352,000) and clearance of discontinued items ($349,000). These increases were partially offset by a decrease of sales in the Disney products ($728,000) due to few new characters created by Disney in 2011.

Cost of Sales and Gross Margin:

Gross margin was 14.3% for the three months ended December 31, 2010 as compared to 19.4% for the same period in 2010. TV products have a lower average gross profit margin. We experienced 20% to 74% of losses in clearing out the discontinued items.

Commission Income:

Commission income decreased by $322 for the three months ended December 31, 2011 compared to the corresponding period in 2010. We are handling less defective returns from TV manufacturers on a commission basis. Rather, we have negotiated to buy the defective returns from the manufacturers, refurbish the goods in house and sell the refurbished goods to our customers. The revenue from the sale of refurbished goods for the current three months was $292,975 and is included with sales in the current quarter.

Selling, General and Administrative Expenses:

Selling expenses increased by $316,301 mainly because of advertising allowances provided to major customers. The allowance provided ranged from 2% - 7% on sales. Our salaries, general and administrative expenses decreased by $7,099 for the three months ended December 31, 2011 compared with the same period in 2010.

Financial:

There was no major change in our financial costs in the two periods in comparison.

Net Earnings:

Net loss for the three months ended December 31, 2011 was $159,395 compared with a net income of $205,437 in the corresponding period in 2010. The adverse result was due to deterioration in the gross profit margin and increase in selling expenses.

Foreign exchange:

For the three months ended December 31, 2011, we realized a foreign exchange gain of $63,485 as compared with a gain of $105,325 in 2010. Our Canadian subsidiary has liabilities due to our parent company which are dominated in US dollars. With the decrease in the value of the US dollar as compared to the Canadian dollar, we realized a foreign exchange gain of $63,485 in the current quarter.

Nine months ended December 31, 2011 compared with nine months ended December 31, 2010.

Net Sales:

Sales for the nine months ended December 31, 2011 increased by $1.3M compared with the same period in 2010. The increase was from sales of TV and camera offset by a decrease in Disney and audio products. The decrease in Disney sales was due to few new characters created by Disney in 2011.

Cost of Sales and Gross Margin:

Gross margin was 15% for the nine months ended December 31, 2011 compared with 15.5% in 2010. The gross profit margins were comparable in the two periods in comparison.

Commission Income:

Commission income decreased by $18,425 for the current nine months compared with 2010. The decrease was from reverse logistic income related to the handling of defective returns for third party manufacturers. We negotiated to buy the defective returns from the third party manufacturers, refurbished the goods in house and sold the refurbished goods to the second tier outlets. Revenue from the sales was $1,070,765 and is included with sales.

Selling, General and Administrative Expenses:

Selling and delivery expenses increased by $410,736 for the nine months ended December 31, 2011. The increase was due to an increase in advertising and other promotional allowances provided to major customers in this period compared with 2010.

Salaries, general and administrative expenses decreased by $26,037 during this period. The decrease was mainly due to cut back of staff offset by increases in office expenses.

Financial:

There was no major change in our financial costs in the two periods in comparison.

Net Earnings:

Net loss for the nine months ended December 31, 2011 was $1,166,036 compared with a net loss of $437,762 in 2010. The adverse result in net loss was due mainly to a loss of foreign exchange and increases in selling expenses.

Foreign exchange:

We recorded an exchange loss of $462,410 compared with a gain of $824 in 2010. The exchange rates of the Canadian dollar against the US dollar have been volatile in the two periods in comparison.

Liquidity and Capital Resources

During the nine months ended December 31, 2011, net cash provided by operating activities was $345,662. The main source of our working capital during this period came from increasing our trade payable to our parent company. The ratio of current assets to current liabilities was 0.69 to 1, as compared to 0.76 to 1 on March 31, 2011.

There have been no cash flows from investing and financing activities for the nine months ended December 31, 2011 and we have no planned investing or financing activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s market risk during the first fiscal quarter ended December 31, 2011. For additional information, refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Date: February 13, 2012

By:	/s/ Carol Atkinson
Name: Carol Atkinson
Title: Chief Financial Officer

Date: February 13, 2012

