Form 10-K
period 2012-03-31
COSMO COMMUNICATIONS CORP
filed 2012-07-13
CIK 718096

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2012

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

Large accelerated filler ☐   Accelerated filer ☐    Non-accelerated filer  ☐   Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2)     Yes ☐          No ☑

The aggregate market value of the Registrant's voting stock held by non-affiliates was undetermined as there have been no quotes on the bid and ask price of the registrant’s common stock. There were 40,467,636 shares of Common Stock issued and outstanding as of June 29, 2012.

COSMO COMMUNICATIONS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2012

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

Product Lines

We market and distribute an assortment of video products including DVD/LCDTV combination units with retails ranging from $99 – $299. In addition to the TV line up we also market a variety of DVD players both portable with TFT screens and stand alone players, retail pricing ranging from $25-$99.

We market and distribute a variety of karaoke equipment. Retail prices have ranged from $60 - $200. In addition, we are the distributor for our parent company (Starlight group) of Disney and Polaroid brands consumer electronic products that include audio and digital cameras.

Cosmo’s Brands

Cosmo marketing and product development efforts are designed to enhance its brand images and generate increased loyalty among its consumers in each market segment and among the retailers who sell Cosmo products. Cosmo markets its products under the following primary brands:

●	Cosmo. Initially, we established Cosmo brand name for clocks and digital alarm clocks. We will keep this brand name for this product category to capitalize on brand recognition. This category represents approximately 6% of our total sales.

●	Audiologic. The Audiologic brand offers a range of radios, CD players, telephones, clock radios, portable boom boxes and multiple CD music systems. These items represent approximately 3% of total sales.

●	Digital Lab: Digital Lab is an upgraded line up from the audio category including clock radios, MP3 players and audio products with IPod connectivity. Digital Lab accounted for approximately 5% of total sales.

●	Diamond Brand. Cosmo introduced Diamond Vision and Diamond Sound as a new brand at the end of the 2005 fiscal year for DVD players. We have since added to this line Televisions, portable DVD players and MP3 Players. These items represent approximately 1% of the total sales of the group.

●	Disney. This is a licensed brand name of Disney Enterprises, Inc. The licensed electronics products include television, DVD players, CD players, and radio alarm clocks. These items represent approximately 9% of the total sales of the group.

●	Digitec. We offered Digitec brand for our LCD TV and DVD players. This brand represents approximately 1% of the group sales.

●	Llyods. We offered Llyods brand for our LCD TV and DVD players, portable DVD players and some audio clock radio products. This brand represents approximately 2% of the group sales.

●	Polaroid. This is a licensed brand name of PLR IP Holdings, LLC. The licensed electronics product is for television and digital cameras. This brand represents approximately 53% of the group sales. Our parent company terminated the DVD players and camera licenses with Polaroid in December 2011. In the future years, we will only market Polaroid TV in our product line.

4

●	Singing Machine Company (SMC). This brand name belongs to an associate company in the United States. We are the distributor of their karaoke products in Canada. This brand represents approximately 17% of the group sales.

We also build products under the private label of our customers. The category represents approximately 3% of the Company’s sales.

Strategy for Cosmo’s Brands

Cosmo’s goal is to develop, distribute, market and sell consumer electronic audio and video equipment, accessories and clocks of well recognized and respected brands to customers around the world. Cosmo’s strategy is intended to enhance and reinforce Cosmo’s global brand images among consumers and retailers. Key elements of Cosmo’s strategy are to:

•	Continue to introduce new and technologically innovative products that embody distinctive Cosmo qualities; style and new features;

•	Expand the current product lines by adding new features to LCD

•	Expand Cosmo’s distribution with new and existing customers;
•	Expand focus in the brand name products. As part of the Starlight group, we have access to the Polaroid brand through our parent company on our TV products and we will be focusing on building this brand name for our LCD TV in the future.

Cosmo Products

Percent of Sales by Product Class

Cosmo sales since 2008 were divided among Cosmo’s principal product classes as shown in the following table:

	Year Ended March 31,

	2012	2011	2010	2009	2008

Product Class:	%	%	%	%	%
MP3 Players	-	-	-	5	7
Other Audio (1)	36	40	30	28	36
Video (2)	53	49	61	59	48
CClocks	7	11	8	7	8
Tools	-	-	1	1	1
Digital Cameras	4	-	-	-	-
Total	100.0%	100.0%	100%	100%	100%

(1) Includes boom boxes, CD players, karaoke players

(2) Includes DVD players, LCD TV, portable DVD and TV/DVD combo

See below for financial information on geographic segments.

New Products

Cosmo introduced a new line of digital cameras in fiscal 2012 to enhance its existing products. In the third quarter of fiscal 2012 we also brought in a new line of 32 LCD TVs.

In fiscal 2013, we plan to continue with our current product lines with the exceptions of the digital cameras. The digital camera license between Polaroid and our parent company was terminated in December 2011 and we have no plans to license other brands or to continue the digital camera line in the future.

Sales, Marketing and Distribution

Cosmo endeavors to have its brands project images that appeal to consumers who appreciate quality and value. Cosmo products are promoted with advertisements in the various flyers of the companies that sell its products including Wal-Mart, Home Hardware, Shoppers Drug Mart, Loblaws, Canadian Tire, Bargain Shop, etc.

We also market our products at various trade shows each year. We regularly attend the following trade shows and conventions: the Consumer Electronics Show each January in Las Vegas; the Hardware Shop in Los Angeles and the Hong Kong Electronics Show each October in Hong Kong.

Our products are sold in United States, Canada and to selective customers in the United Kingdom, primarily through mass merchandisers, department stores, electronic stores, chains, and specialty stores. Our products are currently sold in such stores as Wal-Mart (Canada), Super-Stores, Home Hardware, Bargain Shop, Toys “R” Us (Canada) and Costco (Canada). In fiscal 2012, approximately 89% of our sales were to the customers within Canada and 11% of sales were to the customers in USA and Europe. Sales are handled by our in-house sales team and our independent sales representatives. Our independent sales representatives are paid a commission based upon sales in their respective territories. The sales representative agreements are generally one year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days' notice. During fiscal year 2012, we did not appoint independent sales representatives in Canada or US.

Sales

As a percentage of total revenues, our net sales in the aggregate to our five largest customers during the fiscal years ended March 31, 2012, and 2011 were approximately 71% and 81%, respectively.

Although we have long-established relationships with all of our customers, we do not have contractual arrangements with any of them. A decrease in business from any of our major customers could have a material adverse effect on our results of operations and financial condition.

Geographic Distribution of Sales

Cosmo’s sales to external customers by geographic region were as follows:

	Years Ended March 31,

Region	2008	2009	2010	2011	2012	2012
						%
	(In thousands)
USA	16,568	13,721	1,580	915	810	5%
Canada	17,891	14,293	14,785	14,840	16,012	89%
Europe	-	-	-	-	1,162	6%
Others	362	1,449	-	-	-	-

	$34,821	29,463	16,365	15,755	17,984	100%

Returns

Returns of electronic products by our customers are generally not permitted except in approved situations involving quality defects, damaged goods, or goods shipped in error. Our policy is to give credit to our customers for their returns, in these approved situations only. Our total returns represented 4% and 4% of our net sales in fiscal 2012 and 2011, respectively. Due to the length of time given to return defective products, a provision is made to acknowledge the obligations to provide credits to our customers on defective returns which have not been recorded in the current fiscal period. This provision is estimated based on the historical defective rate of the product category and their respective sales volume, adjusted by defective credits and allowances that have been issued.

We have an ongoing arrangement with Starlight, the Company’s parent, to refurbish defective products manufactured by Starlight. Defective returns originated from direct import sales are returned to Starlight for full refund and no refurbishment costs are charged. Defective returns which originated from domestic sales are written down to 30% of the original cost and then returned to Starlight with no refurbishment charge. Similarly defective returns originated from Singing Machine Company, our associate company are returned to Singing Machine Company for repair or a credit. The repair charge is determined mutually between the two companies within the range acceptable in the industry.

We do not have return privileges with the other factories we work with. Outside factories will generally charge 25% to 30% of the original cost to refurbish our products. We assess each defective return manufactured by the outside factories before we make the decision to repair or to sell as is. Our policy is to mark down the book value of defective returns produced by the outside factories as they are received back in our warehouse. Management periodically reviews the value of returned and refurbished goods on hand and adjusts the cost of such inventory after analyzing factors such as economic circumstances, product technology obsolescence and declines in retail sales prices. Provisions are recognized against returned and refurbished goods to reflect these adjusted values.

Distribution

We distribute our products to retailers and wholesale distributors through two methods: shipment of products from inventory held at our warehouse facility in Canada and USA (domestic sales), and shipments directly through our Hong Kong subsidiary (direct sales). Domestic sales are made to customers located throughout USA and Canada from inventories maintained at our warehouse facilities. In the fiscal year ended March 31, 2012, approximately 91% of our sales were sales from our domestic warehouses ("Domestic Sales") and 9% were sales shipped directly from China ("Direct Sales").

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

Manufacturing and Production

Our products are manufactured and assembled by third parties pursuant to design specifications provided by us. Currently, substantially all of our video and CD products are manufactured by Starlight’s factory located in Guangdong Province in the People’s Republic of China (PRC). We also have ongoing relationships with ten factories, located in the southern provinces of the PRC. For fiscal 2013, we anticipate that majority of our products will be produced by Starlight’s factory. We believe that the manufacturing capacity of our factories is adequate to meet our purchase demands for our products in fiscal year 2013. However, if Starlight’s primary factory in China was prevented from manufacturing and delivering our products, our operation would be severely disrupted (see Item 1A – Risk Factors).

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

All of the electronic equipment sold by us is warranted to the end user against manufacturing defects for a period of ninety (90) days for labor and parts. During the fiscal years ended March 31, 2012 and 2011, warranty claims have not been material to our results of operations.

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

License Agreements

The license agreement with Disney Enterprises, Inc. is between Starlight and Disney. The license agreement with PLR IP Holdings LLC is between Starlight and Polaroid. We are not obligated to pay license fees to Disney or Polaroid. Royalties accrued to Starlight during fiscal 2012 were $340,197 as a share of the royalty expense to distribute the licensed products exclusively in Canada.

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

Seasonality and Seasonal Financing

Our business is highly seasonal, with consumers making a large percentage of purchases of our products around the traditional holiday season in our second and third quarter. These seasonal purchasing patterns and requisite production lead times cause risk to our business associated with the underproduction or overproduction of products that do not match consumer demand. Retailers also attempt to manage their inventories more tightly, requiring that we ship products closer to the time that retailers expect to sell the products to consumers. These factors increase the risk that we may not be able to meet demand for certain products at peak demand times, or that our own inventory levels may be adversely impacted by the need to pre-build products before orders are placed. As of March 31, 2012, we had inventory of $3.6 million (net of reserves totaling $942,011) compared to inventory of $4.7 million as of March 31, 2011 (net of reserves totaling $752,822).

Our financing of seasonal working capital during fiscal 2012 was mainly from sales of inventory carried over from the prior year. We rely on credit terms from our manufacturers to finance the purchase of new inventory. We also have an understanding from Starlight to provide short term working funds to purchase inventory should we require them.

For fiscal 2013, we plan on minimum financing our inventory purchases by liquidating our inventory and if necessary with short term working funds provided by Starlight.

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

Backlog

We ship our products in accordance with delivery schedules specified by our customers, which usually request delivery within three months of the date of the order. In the consumer electronics industry, orders are subject to cancellation or change at any time prior to shipment. In recent years, a trend toward just-in-time inventory practices in the consumer electronics industry has resulted in fewer advance orders and therefore less backlog of orders for us. We believe that backlog orders at any given time may not accurately indicate future sales. As of March 31, 2012 we had no backlog of orders and none in the same period in fiscal 2011. Backlog orders do not take into account of any sales ordered by customers directly from our domestic inventory with order turnaround time of one to two weeks. We normally have to keep the minimum inventory in our domestic warehouses for these types of sales.

Employees

As of March 31, 2012, we employed 14 people; all are full-time employees, including two executive officers. Two of our employees are located at our subsidiary in Hong Kong and 12 in Canada. Of the employees, four are engaged in warehousing and technical support, and eight in accounting, marketing, sales and administrative functions. We have never had a work stoppage and none of our employees are unionized. We believe we have good employee relations.

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

As of March 31, 2012, our cash on hand is limited. We will finance our working capital needs from the collection of accounts receivable and sales of existing inventory. See "Liquidity and Capital Resources" beginning on page 24. As of March 31, 2012, our inventory was valued at approximately $3.6 million. If these sources do not provide us with adequate financing, we will be seeking financing from our factories. If we are not able to obtain adequate financing from our factories when needed, it will have a material adverse effect on our cash flow and our ability to continue operations.

A small number of our customers account for a substantial portion of our revenues, and the loss of one or more of these key customers could significantly reduce our revenues and cash flow.

As a percentage of total revenues, our net sales to our five largest customers during the fiscal period ended March 31, 2012 and 2011 were approximately 71% and 83%, respectively. We do not have long-term contractual arrangements with any of our customers and they can cancel their orders at any time prior to delivery. A substantial reduction in or termination of orders from our largest customers would decrease our revenues and cash flow significantly.

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

Because there is intense competition in the consumer electronic market, we are subject to pricing pressure from our customers. Many of our customers have demanded that we lower our prices or they will purchase from our competitor's products. If we do not meet our customer's demands for lower prices, we will not sell as many products. We are also subject to pressure from our customers regarding certain financial incentives, such as return credits or advertising allowances, which effectively reduce our profit. We gave advertising allowances in the amount of $1,266,209 during fiscal 2012 and $1,002,822 during fiscal 2011. We have historically offered advertising allowances to our customers because it is standard practice in the retail industry.

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

Over the past years our gross profit margins have not improved to our expectation due to price competition. For fiscal 2012, we maintained our profit margin. We expect that our gross profit margin might decrease under downward pressure in fiscal 2013 due to the rise in material and labor costs in China. Based on past experience, we expect that we can pass on some of the price pressure to our customers.

Our business is seasonal and therefore our annual operating results will depend, in large part, on our sales during the relatively brief holiday season.

Sales of consumer electronics in the retail channel are highly seasonal, with a majority of retail sales occurring during the period from September through December in anticipation of the holiday season, which includes Christmas. A substantial majority of our sales occur during the second quarter ended September 30 and the third quarter ended December 31. Sales in our second and third quarter, combined, accounted for approximately 66% and 66% of total sales in fiscal 2012 and 2011 respectively.

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

We rely principally on independent ocean carriers to ship virtually all of the products that we import to our warehouse facilities in Los Angeles, USA and in Toronto and Vancouver, Canada. Retailers that take delivery of our products in China rely on a variety of carriers to import those products. Any disruptions in shipping, whether in Los Angeles, Toronto or China, caused by labor strikes, other labor disputes, terrorism, and international incidents may prevent or delay our customers' receipt of inventory. If our customers do not receive their inventory on a timely basis, they may cancel their orders or return products to us. Consequently, our revenues and net income would be affected.

Our manufacturing operations are located in the People’s Republic of China, subjecting us to risks common in international operations. If there is any problem with the manufacturing process, our revenues and net profitability may be affected.

We are using ten factories in the People's Republic of China to manufacture the majority of our products. These factories will be producing all of our products in fiscal 2013. Our arrangements with these factories are subject to the risks of running business abroad, such as import duties, trade restrictions, work stoppages, and foreign currency fluctuations, limitations on the repatriation of earnings and political instability, which could have an adverse impact on our business. Furthermore, we have limited control over the manufacturing processes themselves. As a result, any difficulties encountered by our third-party manufacturers that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could adversely affect our revenues, profitability and cash flow. Also, since we do not have written agreements with any of these factories, we are subject to additional uncertainty if the factories do not deliver products to us on a timely basis.

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

Cosmo’s largest customer accounts for 29%, 54% and 70% of Cosmo’s sales in 2012, 2011 and 2010 respectively. We will continue to reduce the concentration and dependence on one single customer in the future to reduce the significant risk of loss in our revenues and cash flows.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Since 2001, our common stock shares have not been traded on the OTC Bulletin Board. There were no quotes of high and low during fiscal 2012. We have approximately 300 recorded holders of our common stock on June 29, 2012.

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

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations” and Item 8, “Financial Statements and Supplementary Data” Included elsewhere in this Annual Report. The statements of operations data for the years ended March 31, 2012, 2011, 2010 and the balance sheet data at March 31, 2012, and 2011, are derived from our audited financial statements which are included elsewhere in this Annual Report. The statement of operations data for the year ended March 31, 2009 and 2008 and the balance sheet data at March 31, 2010, 2009 and 2008 are derived from our audited financial statements which are not included in this Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods.

	Years Ended March 31,
	2012	2011	2010	2009	2008

	(In thousands, except per share data)
Consolidated Statements of Operations:
Net sales	$17,984	$15,755	$16,365	$29,463	$34,821
Cost of products sold	15,763	13,868	14,806	27,458	32,915

Gross profit	2,221	1,887	1,559	2,005	1,906
Other income	16	34	96	431	852
Operating expenses:
Selling and delivery	2,063	1,632	1,468	2,012	1,089
General and administrative	2,088	1,700	1,795	2,375	3,040
Depreciation and amortization	-	15	15	15	14

Total operating expenses	4,151	3,347	3,278	4,402	4,143

Operating income (loss)	(1,914)	(1,426)	(1,623)	(1,966)	(1,385)
Interest and other expense	(14)	(41)	(343)	930	126
Taxes – current and deferred	21	(1)	(9)	(183)	329
Net income (loss)	$(1,907)	$(1,468)	$(1,271)	$(2,714)	$(1,840)

Income (loss) per share:
Basic and diluted	$(0.05)	$(0.04)	$(0.03)	$(0.07)	$(0.05)
Weighted average shares:
Basic and diluted	40,467	40,467	40,467	40,467	29,104

	As of March 31 (in thousands)
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash	350	$375	$636	$444	$512
Total assets	5,918	7,077	9,613	13,237	15,486
Total current liabilities	10,124	9,302	10,417	13,448	12,287
Total long-term liabilities	0	0	0	0	0
Stockholders’ equity (deficit)	(4,206)	(2,224)	(804)	(211)	3,199

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Financial Statements and Notes filed herewith. Our fiscal year end is March 31. This document contains certain forward-looking statements including, among others, regarding anticipated trends in our financial condition and results of operations and our business strategy. (See Part I, Item 1A, "Risk Factors"). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Results of Operations

Overview

Net sales increased by $2.2 million or 14% compared with the last fiscal year.

Our operating expenses increased by $342,000 mainly due to a royalty expense accrued to our parent company ($340,000). Selling expenses increased by approximately $431,000. Salaries and wages decreased by $178,000 offset by $89,000 increase in general and administration.

Net loss before income taxes increased to $1.9 million in the current fiscal year.

We reported a currency loss of $364,956 due to the fluctuations of the Canadian dollar against the US dollar throughout the fiscal year.

Fiscal Year Ended March 31, 2012 Compared with Fiscal Year Ended March 31, 2011

Sales

Net sales increased by $2.2 million or 14% compared to prior year.

The increase was attributable to the growth in sales on new accounts opened last year in Canada. Two major accounts we opened in fiscal 2011 placed substantial video orders with us in fiscal 2012. Video products gained $2 million on a larger size TV (32”). The gains in digital camera and audio products were offset by decreases in Disney and clocks products.

Sales mix between direct import and domestic warehouse sales were 6% to 94% respectively and were similar to prior year.

Gross Profit

Gross profits were $2.2 million compared with $1.89 million in the prior year. The increase in gross profit was due to an improvement in sales and maintaining a steady gross profit margin. The average gross margin in fiscal 2012 was 12.4% compared with 12% in the prior year.

Commission Income

Our commission and other income consist of commissions earned on brokering sales and handling return products for third party manufacturers.

Commission income decreased by $18,595 or 54% due to a weak economy throughout the territories we operate.

Operating Expenses

Operating expenses increased from $3.46 million to $3.79 million. Selling and delivery contributed to the largest increase of $431,000. We increased our promotional allowances to new customers and were also charged $340,000 royalty expense from Starlight, our parent company related to the use of Polaroid brand digital cameras.

Salaries and wages decreased by $178,000 due to reduction in employees. General administrative expenses increased by $89,000 due to a rent increase under the lease agreement and bad debts expense written off.

Financial expenses and exchange gain

Financial expenses decreased by $27,729 as the prior year financial expense included an accrued interest to the Canadian tax authority and no accrual was necessary in fiscal 2012.

We reported an exchange loss of $364,956 compared with a gain of $111,833 in the prior year. The Canadian dollar was appreciating strongly during last fiscal year against the US dollar but declined steadily throughout the current fiscal year. In Cosmo Canada, we have substantial liabilities to our parent company in US dollars; a 4%-5% decline in the Canadian dollar resulted in a loss of the reported amount.

Income Tax Expenses

For the fiscal year ended March 31, 2012, we did not record any provision for income tax as the Company and its subsidiaries incurred taxable losses for the year. The Company does not anticipate future changes in rates and as such does not anticipate such variances in its current or deferred taxes in subsequent years.

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

Liquidity and Capital Resources

On March 31, 2012, we had cash on hand of $349,613 compared to cash on hand of $375,365 on March 31, 2011. The decrease of cash on hand was primarily due to the effect of foreign currency translation. We reduced approximately $1 million of inventory to fund our operating activities in the current fiscal year.

There have been no cash flows from investing and financing activities for the fiscal years ended March 31, 2012 and 2011.

As of March 31, 2012 we had a working capital deficit of approximately $4.2 million. Our current liabilities of $10 million include:

•	amount due to Starlight resulting from normal course of the business for $8.8 million;
•	current liabilities resulting from normal course of the business with other factories and suppliers for $0.7 million;
•	advance from Starlight for $0.6 million

We expect our factories will continue to provide credits to us and that Starlight will not demand immediate repayment of current liabilities and will provide financing to us if we require additional short term working capital.

We do not plan to acquire any significant capital items within the next twelve months.

Off Balance Sheet Arrangements

Cosmo does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or variable interest entities (VIE’s), which would be established for the purpose of facilitating off-balance sheet arrangements. As of March 31, 2012, Cosmo did not have any unconsolidated VIE’s.

Contractual Obligations as of March 31, 2012

Cosmo had contractual obligations at March 31, 2012 as follows:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Interest payable to related party	$604,627	$604,627	$—	—	—
Operating leases	$525,499	$349,406	$176,093	—	—

Working Capital Requirements for the Short and Long Term

During the next twelve month period, we plan on financing our working capital needs from:

•	The collection of accounts receivable;
•	Sales of existing inventory; and
•	The continued support of factories in China that finance our purchases of goods for fiscal 2013.

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

During fiscal 2013, we will continue to control our operating costs. We expect domestic sales will continue to expand which will improve our working capital to finance inventory and accounts receivable.

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

Seasonal and Quarterly Results

Historically, our operations have been seasonal, with the highest net sales occurring in the second and third quarters (reflecting increased orders for electronic audio and video equipment during the Christmas selling months) and to a lesser extent the first and fourth quarters of the fiscal year. Sales in our fiscal second and third quarter, combined, accounted for approximately 76% and 66% of net sales in fiscal 2012, and 2011, respectively.

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

For fiscal 2012, the Company had significant estimates for allowances for doubtful accounts in the amount of $266,355, allowance for obsolete inventory reserve of $942,011 and sales return and allowance reserve of $113,193.

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

While we believe that if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure you that we would be able to do so. These exposures are directly related to our normal operating and funding activities. Historically and as of March 31, 2012, we have not used derivative instruments or engaged in hedging activities to minimize market risk.

Interest Rate Risk

As of March 31, 2012, we have borrowed from Starlight and discounted our trade bills to obtain cash advance on our direct sales. An increase in prime rate will increase our costs of borrowing accordingly.

Foreign Currency Risk

We have a wholly-owned subsidiary in USA, a wholly-owned subsidiary in Canada and a wholly-owned subsidiary in Hong Kong. Sales by the Canadian operations made in Canada are denominated in Canadian dollar; purchases of inventory are denominated in US or Hong Kong dollar, and operating expenses in Canadian dollar. The Hong Kong operating expenses are denominated in Hong Kong dollar, sales are denominated in U.S. dollar, and purchases of inventory are denominated in U.S. or Hong Kong dollar. These transactions create exposures to changes in exchange rates. Changes in the Hong Kong dollar exchange rate and Canadian dollar exchange rate with the U.S. dollar may positively or negatively affect our gross margins, operating income and retained earnings. We do not believe that near-term changes in the exchange rates, if any, will result in a material effect on our future earnings, fair values or cash flows, and therefore, we have chosen not to enter into foreign currency hedging transactions. We cannot assure you that this approach will be successful, especially in the event of a significant and sudden change in the value of the Canadian and Hong Kong dollar. The Canadian dollar has been steadily declining during fiscal 2012. We have not taken steps to hedge against this currency in fiscal 2012.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cosmo Communications Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cosmo Communications Corporation and Subsidiaries as of 31 March 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for each of years in the three-year period then ended 31 March 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cosmo Communications Corporation and Subsidiaries as of 31 March 2012 and 2011 and the consolidated results of its operations and cash flows for each of the years in the three-year period then ended 31 March 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DNTW Chartered Accountants, LLP

Licensed Public Accountants

Markham, Ontario, Canada

21 June 2012

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF 31 MARCH

(Expressed in United States Dollars)

	2012	2011

ASSETS
Current Assets
Cash	$349,613	$375,365
Accounts receivable, less allowance of $266,355 and $175,206 as of 31 March 2012 and 2011, respectively	1,937,193	1,971,806
Inventories less allowance of $942,011 and $752,822 as of 31 March 2012 and 2011, respectively	3,612,785	4,712,192
Prepaid expenses and other	10,088	9,702

Total Current Assets	5,909,679	7,069,065

Equipment and Other Assets
Deferred taxes	8,317	8,317

Total Equipment and Other Assets	8,317	8,317

Total Assets	$5,917,996	$7,077,382

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$754,650	$887,642
Accounts payable to parent company	8,764,668	7,809,241
Interest payable to parent company	604,627	604,627

Total Liabilities	10,123,945	9,301,510

Commitments

Stockholders' Deficit
Preferred stock, $0.01 par value, cumulative and convertible, 30,000 shares authorized	-	-
Preferred stock, $0.01 par value, 9,970,000 shares authorized	-	-
Capital stock, $0.05 par value, 50,000,000 shares authorized, 40,467,636 shares issued and outstanding	2,023,382	2,023,382
Additional paid-in capital	27,704,592	27,704,592
Accumulated other comprehensive income	281,213	355,598
Accumulated deficit	(34,215,136)	(32,307,700)

Total Stockholders' Deficit	(4,205,949)	(2,224,128)

Total Liabilities and Stockholders' Deficit	$5,917,996	$7,077,382

The accompanying notes are an integral part of these consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED 31 MARCH

(Expressed in United States Dollars)

	2012	2011	2010

SALES	$17,984,419	$15,755,443	$16,364,733

COST OF PRODUCTS SOLD	15,762,990	13,868,625	14,806,460

GROSS PROFIT	2,221,429	1,886,818	1,558,273

COMMISSION INCOME	15,652	34,248	96,497

OPERATING EXPENSES
Salaries and wages	907,001	1,085,416	1,060,735
General and administrative	816,056	726,717	734,398
Selling and delivery	2,063,227	1,632,478	1,467,694
Depreciation	-	15,367	14,874

TOTAL OPERATING EXPENSES	3,786,284	3,459,978	3,277,701

LOSS FROM OPERATIONS	(1,549,203)	(1,538,912)	(1,622,931)
Financial	13,678	41,407	11,800
Loss (gain) on foreign exchange	364,956	(111,833)	(354,340)

LOSS BEFORE INCOME TAXES	(1,927,837)	(1,468,486)	(1,280,391)

INCOME TAX (RECOVERY) EXPENSE	(20,401)	812	(9,047)

NET LOSS	$(1,907,436)	$(1,469,298)	$(1,271,344)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(74,385)	49,393	677,987

COMPREHENSIVE LOSS	$(1,981,821)	$(1,419,905)	$(593,357)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.05)	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	40,467,636	40,467,636	40,467,636

The accompanying notes are an integral part of these consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED 31 MARCH 2012 AND 2011

(Expressed in United States Dollars)

	Shares	Capital Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Deficit

Balance, 1 April 2010	40,467,636	$2,023,382	$27,704,592	$306,205	$(30,838,402)	$(804,223)

Foreign currency translation	-	-	-	49,393	-	49,393

Net loss for the year	-	-	-	-	(1,469,298)	(1,469,298)

Balance, 31 March 2011	40,467,636	2,023,382	27,704,592	355,598	(32,307,700)	(2,224,128)

Foreign currency translation	-	-	-	(74,385)	-	(74,385)

Net loss for the year	-	-	-	-	(1,907,436)	(1,907,436)

Balance, 31 March 2012	40,467,636	$2,023,382	$27,704,592	$281,186	$(34,215,138)	$(4,205,949)

The accompanying notes are an integral part of these consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED 31 MARCH

(Expressed in United States Dollars)

	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,907,436)	$(1,469,298)	$(1,271,344)

Adjustment to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation	-	15,367	14,874
	(1,907,436)	(1,453,931)	(1,256,470)

Changes in operating assets and liabilities:
Accounts receivable	34,613	288,163	291,465
Inventories	1,099,407	1,970,487	3,505,255
Prepaid expenses and other	(386)	1,557	3,886
Accounts payable and accrued liabilities	(132,992)	290,085	(96,026)
Taxes payable	-	(82,905)	31,245
Accounts payable to parent company	955,427	(1,323,000)	(2,966,236)

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	48,633	(309,544)	(486,881)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(74,385)	49,393	677,987

NET (DECREASE) INCREASE IN CASH	(25,752)	(260,151)	191,106

CASH, BEGINNING OF YEAR	375,365	635,516	444,410

CASH, END OF YEAR	$349,613	$375,365	$635,516

The accompanying notes are an integral part of these consolidated financial statements.

COSMO COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED 31 MARCH 2012 AND 2011

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

As of 31 March 2012, the Company had significant estimates for allowances for doubtful accounts in the amount of $266,355, allowance for obsolete inventory reserve of $942,011 and sales return and allowance reserve of $113,193.

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

Advertising Allowances

The Company follows the guidance in Accounting Standards Codification (“ASC”) 605-50, Revenue Recognition- Customer Payments and Incentives. In accordance with ASC 605-50, the Company is required to classify certain payments to its customers as a reduction of sales. The Company grants advertising allowances to its major customers as contributions to promote the Company's products. Management has determined that the Company meets the requirements of ASC 605-50 in order to characterize these contributions as a cost as opposed to a reduction in revenue and accordingly these costs are included in selling and delivery expenses.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidated Statements of Income Classifications

The Company calculates its gross profit as the difference between its revenue and the associated cost of products sold. Cost of products sold includes direct product costs, inbound freight, excise taxes, casualty insurance, import duties and broker fees, vendor allowances, and increases or decreases to the Company’s inventory reserves. The Company’s gross profit may not be comparable to other entities whose shipping and handling expenses are a component of cost of sales. Instead the Company includes these costs in selling and delivery expenses which amounted to $425,378 (2011 - $629,656).

The Company classifies the following expense categories separately on its statements of operations: salaries and wages; selling and delivery; and general and administrative. The Company’s labor costs of the warehouse and office staff are included in the salaries and wages expense category. The Company’s selling expenses primarily include shipping and handling costs, sales commissions, royalty, travel, entertainment, and product promotional costs. General and administrative expenses of the Company primarily include legal costs, insurance, rent, repairs, and general office expenses.

Cash and Cash Equivalents

Cash and cash equivalents consist of commercial accounts and interest-bearing bank deposits and are carried at cost, which approximates current value. Items are considered to be cash equivalents if the original maturity is three months or less.

Inventories

Inventories are valued at the lower of cost and net realizable value. Cost is determined by the weighted average cost method. Inventory is comprised of finished products that the Company intends to sell to its customers. The Company periodically makes judgments and estimates regarding the future utility and carrying value of its inventory. The carrying value of inventory is periodically reviewed and impairments, if any, are recognized when the expected future benefit from the inventory is less than its carrying value. The Company has inventory reserves for estimated obsolescence or unmarketable inventory which is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. As of 31 March 2012, the Company’s inventory reserve was $942,011 ($725,822 in 2011).

Trade receivables

The Company's accounts receivable and related allowance for doubtful accounts are analyzed in detail on a quarterly basis and all significant customers with delinquent balances are reviewed to determine future collectability. Reserves are established in the quarter in which the Company makes the determination that the account is deemed uncollectible. The Company maintains additional reserves based on its historical bad debt experience. The provision for accounts receivables was assessed as of 31 March 2012 and 2011 as $266,355 and $175,206, respectively.

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

Foreign Currency Translation Adjustment and Foreign Currency Transactions

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

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of 31 March 2012 and 2011, the carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities, and loans payable approximate their fair values due to the short-term maturities of these instruments.

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

There were no dilutive financial instruments for the years ended 31 March 2012 and 2011.

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

Concentration of Credit Risks

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of their credit terms. Our five largest customers made up approximately 71% of our total revenues for the year ended 31 March 2012 (81% in 2011).

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within Canada, United States and Hong Kong. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States and Canada. Balances at financial institutions or state-owned banks within Hong Kong are not covered by insurance. Total cash in state-owned banks and cash on hand at 31 March 2012 and 2011, amounted to $11,324 and $18,598, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). This accounting update requires entities to present comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders’ equity has been eliminated. In addition, the amended guidance requires entities to show the effects of items reclassified from OCI to net income on the face of the financial statements. This guidance is effective for the Company’s fiscal year beginning April 1, 2012. The Company does not expect the adoption of ASU 2011-05 to have any material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (ASU 2011-08”). This accounting update allows an entity the option to first assess whether the fair value of a reporting unit is more likely than not less than its carrying amount by utilizing a mix of qualitative assessments and quantitative tests among its reporting units. If the entity determines that this threshold is not met, then performing a two-step impairment test is unnecessary. This guidance will become effective for the Company in the first quarter of fiscal year 2013; however, early adoption is permitted. The Company does not expect the adoption of ASU 2011-08 to have any material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, regarding disclosures about offsetting assets and liabilities. This update requires entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. Disclosures are required for derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This update is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption of ASU 2011-11 to have any material impact on its consolidated financial statements.

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

The following is the activity within the Company’s consolidated valuation and qualifying accounts and reserves as of 31 March 2012 and 2011:

	Balance at Beginning of Year	Additions (Reductions) Charged to Costs and Expenses	Deductions	Balance at End of Year
Year ended 31 March 2012
Deducted from asset account:
Allowance for doubtful accounts	$175,206	$91,149	$-	$266,355
Sales return and allowance reserve	252,977	548,433	(688,217)	113,193
Total	$428,183	$639,582	$(688,217)	$379,548
Year ended 31 March 2011
Deducted from asset account:
Allowance for doubtful accounts	$187,321	$-	$(12,115)	$175,206
Sales return and allowance reserve	257,569	571,659	(576,251)	252,977
Total	$444,890	$571,659	$588,366	$428,183

4.	INCOME TAXES

The provision for income taxes reconciles to the amount obtained by applying the statutory income tax rates of 28% (2011 - 31%) in Canada, 16.5% (2011 - 16.5%) in Hong Kong and 15% (2011 – 15%) in US to income before provision for taxes as follows:

	2012	2011

Computed expected tax	$(535,883)	$(379,234)
Expenses not deductible for tax purposes	3,708	15,417
Equipment	(1,544)	3,815
Tax losses available for carryforward	533,719	363,376
Utilization of prior year tax losses	0	(3,374)
Other	(20,401)	812
Provision for income taxes	$(20,401)	$812

The Company has $7,901,428 of tax losses available to offset future taxable income which expire as follows:

	USA	Canada	Hong Kong	Total
Do not expire	$-	$-	$1,889,788	$1,889,788
2029	489,043	1,291,223	-	1,780,266
2030	380,147	665,715	-	1,045,862
2031	102,534	1,174,208		1,276,742
2032	213,846	1,694,924		1,908,770
	$1,185,570	$4,826,070	$1,889,788	$7,901,428

The components of deferred income taxes have been determined at the combined statutory rates as follows:

	2012	2011

Deferred income tax assets (liabilities):
Book over tax depreciation	$8,317	$8,317
Tax losses available for carryforward	515,466	440,743
Valuation allowance	(515,466)	(440,743)
Deferred income taxes	$8,317	$8,317

5.	AMOUNTS PAYABLE TO PARENT COMPANY

As of 31 March 2012, the Company owed $9,369,295 (2011 - $8,413,869) to the Starlight group of companies, the principal corporate shareholder of the Company ("Starlight"). Of this amount $8,764,668 (2011 - $7,809,241) was owed in the form of trade payable and the remainder was in the form of advances and interest on advances. The advances from Starlight were paid for by the issuance of shares in the fiscal year ended 31 March 2007, leaving only the accrued interest as payable. These amounts are payable on demand and Starlight has agreed not to charge further interest on the accrued interest payable. Interest accrued as of 31 March 2012 was $604,627 (2011 - $604,627).

6.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The balance is comprised of:

	2012	2011
Trade payables	524,697	496,179
Accrued liabilities	101,712	118,066
Claims payable	15,048	20,420
Sales return and allowance reserve	113,193	252,977
	$754,650	$887,642

7.	COMMITMENTS

The Company leases premises under an operating lease with a five year term in Canada and shares the facilities for its Hong Kong operation. Minimum lease commitments under the leases at 31 March 2012 were:

2013	$349,406
2014	176,093
$525,499

8.	RELATED PARTY TRANSACTIONS

Apart from those as disclosed in note 6, the Company's transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company's business.

During the year ended 31 March 2012, the Company purchased $9,700,166 (2011 - $7,299,267) of goods from Starlight. The Company purchased $1,994,144 of goods from an associate company, The Singing Machine Company (SMC) (2011 - $1,936,077) and sold goods of $171,353 to SMC. (2011 - $233,904).

The Company recorded as an accrued liability of $46,288 payable to Starlight as fees to handle and repair defective returns in 2012 ($100,000 in 2011) and a liability of $340,197 as share of minimum royalty on the use of Polaroid brand for digital cameras ($110,700 in 2011).

9.	ECONOMIC DEPENDENCE

The Company is economically dependent on its parent company for the supply of inventory products to its customers. For the year ended 31 March 2012, the Company purchased approximately 75% of its inventory needs from Starlight (2011 - 65%).

For the year ended 31 March 2012, two of the Company’s customers accounted for approximately 48% of sales (55% in 2011). Loss of any one of the Company’s major customers may have significant adverse results to the financial position of the Company.

Account receivable from the Company’s two largest customers as of 31 March 2012 amounted to $832,892 compared with $948,601 in 31 March 2011. Claims payable to a major customer were $287,813 (Nil in 2011).

10.	OPERATING SEGMENT INFORMATION

The Company operated in one business segment and all of its sales are consumer electronic products. The Company's customers are principally in Canada and in the USA.

	Canada	Hong Kong	United States	Total

2012
Assets	5,134,054	16,724	767,218	5,917,996
Sales, net	15,517,863	1,656,527	810,029	17,984,419

Gross margin	2,219,577	161,687	(159,835)	2,221,429
Net loss	(1,658,243)	(35,348)	(213,845)	(1,907,436)

2011
Assets	6,044,244	136,493	896,645	7,077,382
Sales, net	13,763,003	1,077,458	914,983	15,775,444
Gross margin	1,752,635	115,225	18,958	1,886,818
Net loss	(1,186,699)	(180,065)	(102,534)	(1,469,298)

11.	SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended 31 March 2012 the Company paid interest of $13,678 (2011 - $41,407) and paid income taxes of $805 (2011 - $53,777) and received a refund of income tax of $21,206.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our 2012 fiscal year. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Management concluded that we maintained effective internal control over financial reporting as of March 31, 2012.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control financial reporting that occurred during the year ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2012.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth information concerning the directors, executive officers and significant employees of Cosmo as of June 29, 2012:

Name	Age	Position
Philip Lau	64	Chairman of the Board of Directors and President
Peter Horak	70	Chief Executive Officer and Director
Carol Atkinson	63	Chief Financial Officer
Yu Wing King	60	Vice President, Hong Kong operation
Jacky Lau	53	Director
Jeff Horak	54	Vice President –Sales and Marketing - Canada Operations

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

Compensation of Directors

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made in the fiscal year ended March 31, 2012.

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

Executive Compensation

The following table sets forth certain compensation information for the fiscal years ended March 31, 2012, 2010 and 2009 with regard to (i) Peter Horak, our Chief Executive Officer, and to each of the four most highly compensated executive officers of Cosmo for fiscal 2012, 2010 and 2009:

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($) (5)	Stock Awards($) (5)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)

Peter Horak	2012	50,400	—	—	—	—	—	4,687	55,087
CEO and Director	2011	94,616	—	—	—	—	—	9,446	104,062
	2010	91,866	—	—	—	—	—	8,820	100,686

Jeff Horak	2012	100,800	—	—	—	—	—	4,687	105,487
Vice President - Canada	2011	120,653	—	—	—	—	—	10,627	131,280
	2010	104,727	—	—	—	—	—	9,924	114,651

Yu Wing King	2012	40,538	1,543	—	—	—	—		42,081
Vice President – Hong Kong	2011	41,961	1,543	—	—	—	—	-	43,504
	2010	40,131	1,538	—	—	—	—	-	40,689

E. J. Colin	2011	100,800	—	—	—	—	—	4,687	105,487
National Sales Manager - Canada	2011	102,941	—	—	—	—	—	5,904	108,845
	2010	96,459	—	—	—	—	—	5,508	101,967

(1) Includes automobile expense allowances and other employee benefits

Employment Agreements

The Company signed no new employment agreements during fiscal 2012 and 2011.

OPTION GRANTS IN FISCAL 2011 (1)

The following table set forth information concerning each grant of an award made to a named executive officer in the last completed fiscal year under any plan, including awards that subsequently have been transferred.

GRANTS OF PLAN-BASED AWARDS
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name (a)	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold ($) (f)	Target ($) (g)	Maximum ($) (h)	Units (#) (i)	Options (#) (j)	Awards ($/Sh) k	Option Awards l

(1) As permitted under the rules promulgated by the Securities and Exchange Commission, this table omits columns that are not applicable.

Outstanding Equity Awards At Fiscal Year-End (1)

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of March 31, 2012.

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

During the year ended March 31, 2012, we purchased $9,700,166 (2011 - $7,299,267) of goods from our parent company, Starlight.

We sold goods to our associate company, Singing Machine Company Inc in an amount of $171,353 during the fiscal year (2011 – $233,904l) and purchased $1,994,144 of goods from Singing Machine Company (2011- $1,936,077).

We accrued royalty expense of $340,197 and $46,288 of administrative fees to our parent company, Starlight during the fiscal year (2011 – none for royalty and $100,000 for administrative fees)

Item 14.	Principal Accountant Fees and Services

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended March 31, 2012 and 2011:

	2011	2011
1. Audit Fees (a)	$45,900	$42,000
3. Tax Fees (b)	4,080	4,284
4. Total Fees	49,980	46,284

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

Consolidated Financial Statements

See Index to Consolidated Financial Statements on page 31 of this report.

Financial Statement Schedule

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

COSMO COMMUNICATIONS CORPORATION

Description	Balance at Beginning of Year	Additions (Reductions) Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended March 31, 2012
Deducted from asset account:
Allowance for doubtful accounts	$175,206	$91,149	$-	$266,355
Sales return and allowance reserve	252,977	548,433	(688,217)	113,193

Total	$428,183	$639,582	$(688,217)	$379,548

Year ended March 31, 2011
Deducted from asset account:
Allowance for doubtful accounts	$187,321	$-	$(12,115)	$175,206
Sales return and allowance reserve	257,569	571,659	(576,251)	252,977

Total	$444,890	$571,659	$(588,366)	$428,183

Year ended March 31, 2010
Deducted from asset account:
Allowance for doubtful accounts	$196,426	$34,973	$(44,078)	$187,321
Sales return and allowance reserve	104,641	1,653,881	(1,500,953)	257,569

Total	$301,067	$1,688,854	$(1,545,031)	$444,890

Other financial statement schedules have not been presented, as they are not applicable.

Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation as amended +

3.2	Registrant's Bylaws ++

21.1	List of Subsidiaries of Cosmo Communications Corporation ++++

31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Peter Horak *

31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carol Atkinson *

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

+	Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 1992, as amended.

++	Incorporated by reference to our Registration Statement (File No. 2-83088).

++++	Incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2006 filed with the SEC on August 8, 2006.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d), as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Markham, Ontario, Canada on June 29, 2012.

COSMO COMMUNICATIONS CORPORATION

By:	/s/ Peter Horak
Peter Horak
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Carol Atkinson
Carol Atkinson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ PETER HORAK	Chief Executive Officer and	June 29, 2012
Peter Horak	Director (Principal Executive Officer)

/s/ CAROL ATKINSON	Chief Financial Officer and	June 29, 2012
Carol Atkinson	Principal Financial Officer and Principal Accounting Officer

/s/ JACKY LAU	Director	June 29, 2012
Jacky Lau

